Form 10-Q
period 2004-12-31
SoftBrands, Inc.
filed 2005-03-15
CIK 1311926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2004

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-51118

SoftBrands, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	41-2021446
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Two Meridian Crossings, Suite 800 Minneapolis, Minnesota 55423
(Address of principal executive offices)

(612) 851-1500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   ☐     NO  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES   ☐    NO  ☒

The number of shares of the registrant’s common stock outstanding as of February 10, 2005 was 40,030,000.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

SoftBrands, Inc.

Consolidated Balance Sheets

in thousands, except per share data

(unaudited)

SoftBrands, Inc.

Form 10-Q

The accompanying notes are an integral part of these consolidated financial statements.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

SoftBrands, Inc.

Consolidated Balance Sheets

in thousands, except per share data

(unaudited)

	December 31, 2004	September 30, 2004

Assets
Current assets
Cash and cash equivalents	$9,700	$9,719
Accounts receivable, net	6,347	6,289
Prepaid expenses and other current assets	1,555	1,224
Total current assets	17,602	17,232

Furniture, fixtures and equipment, net	2,276	2,382
Restricted cash	899	846
Goodwill	22,947	22,947
Intangible assets, net	6,884	7,917
Other long-term assets	1,058	1,127
Total assets	$51,666	$52,451

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt and capital leases	$2,534	$547
Accounts payable	1,956	2,169
Accrued expenses	5,934	6,775
Accrued restructuring costs	1,104	1,214
Deferred revenue	19,900	18,014
Other current liabilities	1,781	1,892
Total current liabilities	33,209	30,611

Long-term debt and capital leases	15,740	17,675
Other long-term liabilities	434	594
Total liabilities	49,383	48,880

Stockholders’ equity
Series A and undesignated preferred stock, $0.01 par value; 10,668 shares authorized; no shares issued or outstanding
Series B convertible preferred stock, $0.01 par value; 4,332 shares authorized, issued and outstanding; liquidation value of $4,591	5,068	5,068
Common stock, $0.01 par value; 110,000 shares authorized; 40,030 shares issued and outstanding	400	400
Additional paid-in capital	172,497	172,497
Accumulated other comprehensive loss	(1,768)	(1,146)
Accumulated deficit	(173,914)	(173,248)
Total stockholders’ equity	2,283	3,571

Total liabilities and stockholders’ equity	$51,666	$52,451

The accompanying notes are an integral part of these consolidated financial statements.

SoftBrands, Inc.

Consolidated Statements of Operations

in thousands, except per share data
(unaudited)

	Three Months Ended
	December 31, 2004	December 31, 2003

Revenue
Software licenses	$2,297	$2,152
Maintenance	11,133	11,153
Professional services	3,179	3,407
Third-party software and hardware	668	703
Total revenue	17,277	17,415
Cost of revenues
Software licenses	1,120	1,127
Maintenance	3,533	3,753
Professional services	2,586	2,787
Third-party software and hardware	445	558
Total cost of revenues	7,684	8,225
Gross profit	9,593	9,190
Operating expenses
Selling, general and administrative	7,427	7,042
Research and product development	2,002	2,148
Restructuring related charges		1,126
Total operating expenses	9,429	10,316
Operating income (loss)	164	(1,126)
Interest expense	(1,003)	(1,038)
Change in value of mandatorily redeemable common stock warrant		(383)
Other income, net	273	26
Loss from continuing operations before provision for income taxes	(566)	(2,521)
Provision for income taxes	100	10
Loss from continuing operations	(666)	(2,531)
Discontinued operations
Income from discontinued operations, net of tax		2,206
Net loss	$(666)	$(325)
Basic and diluted (loss) earnings per common share
Continuing operations	$(0.02)	$(0.06)
Discontinued operations		$0.06
Net loss	$(0.02)	$(0.01)

Weighted average basic and diluted shares outstanding	40,030	40,000

The accompanying notes are an integral part of these consolidated financial statements.

SoftBrands, Inc.

Consolidated Statements of Cash Flows

in thousands
(unaudited)

	Three Months Ended
	December 31, 2004	December 31, 2003

Cash flow from operating activities
Loss from continuing operations	$(666)	$(2,531)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) continuing operations
Depreciation and amortization	1,464	1,727
Change in value of mandatorily redeemable common stock warrant		383
Noncash interest expense	271	299
Foreign currency transaction gains	(271)	(32)
Restructuring related charges		1,126
Provision for doubtful accounts	69	46
Change in operating assets and liabilities
Accounts receivable, net	300	(1,977)
Prepaid expenses and other current assets	(259)	(239)
Accounts payable	(194)	(999)
Accrued expenses	(863)	(125)
Accrued restructuring costs	(179)	(1,531)
Deferred revenue	1,353	3,492
Other current liabilities	(196)	(201)
Other long-term assets and liabilities	(161)	(211)
Net cash provided by (used in) continuing operations	668	(773)
Net cash provided by discontinued operations		2,915
Net cash provided by operating activities	668	2,142
Cash flow from investing activities
Purchases of furniture, fixtures and equipment	(111)	(80)
Capitalized software development costs	(60)
Net cash used in investing activities	(171)	(80)
Cash flow from financing activities
Repayment of long-term debt and capital leases	(131)	(161)
Capitalized financing costs		(52)
Net cash used in financing activities	(131)	(213)
Effect of exchange rates on cash balances	(385)	13
Change in cash and cash equivalents	(19)	1,862
Cash and cash equivalents
Beginning of period	9,719	8,976
End of period	$9,700	$10,838

The accompanying notes are an integral part of these consolidated financial statements.

SoftBrands, Inc.

Notes to Consolidated Financial Statements

(unaudited)

1.             Basis of Presentation

The unaudited consolidated financial statements included herein reflect all adjustments, in the opinion of management, necessary to fairly state SoftBrands, Inc.’s (the Company’s) consolidated financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items unless otherwise noted. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates. The results of operations for the quarter ended December 31, 2004 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending September 30, 2005. These statements do not contain certain information included in the Company’s annual financial statements and notes. The accompanying interim consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Report on Form 10 as filed with the Securities and Exchange Commission (“SEC”) on January 14, 2005.

2.             Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board published SFAS No. 123 (revised 2004), Share-Based Payment.  SFAS No. 123(R) revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based payment transactions using APB Opinion No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations based on the grant-date fair value of those instruments. The revised statement is effective as of the first interim period beginning after June 15, 2005.  The Company is currently determining what impact the newly issued statement will have on its results of operations and financial position.  See the “Stock-Based Compensation” discussion in Note 3, which includes the pro forma impact of recognizing stock-based compensation under SFAS No. 123, on the Company’s net loss and loss per common share for the quarters ended December 31, 2004 and 2003.

3.             Stock-Based Compensation

In accordance with SFAS No. 123, the Company has elected to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, and related interpretations.  Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the fair value of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the stock.  The Company accounts for stock-based compensation to nonemployees using the fair value method prescribed by SFAS No. 123.  The Company has implemented the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.

Pro forma net loss for the quarters ended December 31, 2004 and 2003 was as follows:

	Three Months Ended
Thousands	December 31, 2004	December 31 2003

Net loss, as reported	$(666)	$(325)
Less total stock-based compensation expense determined under fair value based method for all rewards	(277)	(123)
Pro forma net loss	$(943)	$(448)

Basic and diluted loss per common share
As reported	$(0.02)	$(0.01)
Pro forma	(0.02)	(0.01)

Substantially all options granted to employees under the 2001 Stock Incentive Plan (the only form of award granted) become exercisable in a lump sum seven years from the date of grant, subject to certain acceleration provisions, including the effectiveness of a Form 10 filing with the SEC.  Upon acceleration, the options would revert to a three- to four-year vesting term, retroactively from the date of grant.  Through December 31, 2004, none of the options granted had become exercisable.   Assuming the Company’s Form 10 was effective as of December 31, 2004, the number of shares of the Company’s stock available through the exercise of options at this date would be approximately 4,391,000, which represents approximately 44% of the Company’s outstanding options.

4.             Net Income (Loss) Per Share

Net income (loss) per share is computed under the provisions of SFAS No. 128, Earning per Share.  Basic earnings per share is computed using net income (loss) and the weighted average number of shares outstanding.  Diluted earnings per share reflects the weighted average number of shares outstanding plus any potentially dilutive shares outstanding during the period, calculated using the “treasury stock” method.  In accordance with EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, the Company’s Series B convertible preferred stock is considered in both the basic and diluted earnings per share calculations, subject to the applicable antidilution provisions.

At December 31, 2004 and September 30, 2004, 4,332,000 shares of Series B convertible preferred stock were not considered in the calculation of basic earnings per share because the Company had net losses, and based on the contractual terms, the Series B convertible preferred stock does not have the obligation to share in the losses of the Company.  At December 31, 2004 and September 30, 2004, 4,332,000 shares of Series B convertible preferred stock and options and warrants to purchase 14,512,000 and 14,233,000 shares of the Company’s common stock, respectively, were not considered in the calculation of diluted earnings per share because the Company had net losses and to do so would have been antidilutive.

5.             Discontinued Operations

In December 2003, the Company received a cash distribution of $2.9 million from the liquidating trust of AremisSoft Corporation (the “Former Parent”), which was recorded as income from discontinued operations.  In addition, the Company recorded a $619,000 charge for additional obligations of the discontinued operations.  These amounts were recorded net of $90,000 of income tax expense.  The remaining obligations of the Former Parent are included in accrued expenses on the Company’s balance sheet at December 31, 2004.  The liability represents lease commitments and other costs associated with the

Former Parent’s bankruptcy and clean-up efforts.

The details of the Company’s relationship with the Former Parent are more fully described in the Company’s Report on Form 10 filed with the SEC on January 14, 2005.

6.             Restructuring Related Charges

The following table presents a summary of the Company’s restructuring activities during the quarter ended December 31, 2004 and the year ended September 30, 2004:

Thousands	Employee Severance and Termination Costs	Lease Commitments	Other Costs	Total

Balance at September 30, 2003	$2,375	$968		$3,343
Restructuring charges	302	1,451	$188	1,941
Adjustments and reversals		(991)		(991)
Cash payments and other (1)	(2,211)	(680)	(166)	(3,057)
Non-cash charges used			(22)	(22)
Balance at September 30, 2004	466	748		1,214
Cash payments and other (1)	(72)	(38)		(110)
Balance at December 31, 2004	$394	$710	$—	$1,104

(1)   The impact of foreign currency translation is included with cash payments.

The discussion of the Company’s restructuring activities included below is organized by the period of initiation of the different restructuring plans together with related subsequent activity.

During the year ended September 30, 2004, the Company ceased using two international facilities and recorded restructuring charges of $981,000 for lease costs that will continue to be incurred.  Of this amount, $728,000 was taken during the first quarter of fiscal year 2004.  These charges are an extension of the September 2003 restructuring program (see below) and reflect the Company’s desire to consolidate certain of its Hospitality and Manufacturing operations.  These costs are expected to be paid in conjunction with the related lease terms, which expire by April 2007.  During the quarter ended December 31, 2004, the Company made cash payments on these lease obligations of $96,000.

On September 30, 2003, the Company announced a restructuring and reorganization plan that primarily affected the Hospitality segment.  The plan’s near-term focus was to support current customers’ needs and return the business to profitability.  All product strategies and investment decisions were re-assessed.  As a result, certain development projects were deferred or cancelled while other projects were afforded focused efforts to complete.  The plan included the closure or consolidation of several offices in various U.S. and international locations and the elimination of approximately 120 positions.  The initial restructuring charges related to this program were taken in September 2003.  An additional restructuring charge of $490,000 was taken during the year ended September 30, 2004, primarily for additional employee severance related to the remaining 30 identified positions and contract terminations.  Of this amount, $398,000 was taken during the first quarter of fiscal year 2004.   During the quarter ended December 31, 2004, the Company made cash severance payments of $83,000, and at December 31, 2004, the remaining employee severance accrual for this program was $214,000, all of which is expected to be paid in the Company’s fiscal year 2005.

In December 2001, the Company instituted a restructuring plan to align its cost structure with its business plan.  Under the restructuring plan, the Company reduced its workforce by approximately 20%, or 153 positions throughout the organization.  In addition to the employee termination costs, charges were taken related to excess leased space at two of the Company’s facilities.  In conjunction with the restructuring related charges, the Company estimated future sublease income to offset the liability.  During the year ended September 30, 2004, due to the Company’s inability to negotiate acceptable sublease terms at one of the facilities, additional restructuring charges of $470,000 were taken.  In September 2004, Company management made the strategic decisions to utilize both of the leased spaces previously considered excess, and the remaining restructuring accrual of $991,000 was eliminated and a restructuring benefit was recorded.  The most significant portion of this reversal relates to previously unused space at the Company’s headquarters in the U.S.  Following the initiation of certain key business partnerships and the related staff increase, the Company chose to utilize the unused space for development, training and general office space.

In conjunction with the acquisition of Fourth Shift Corporation in April 2001, the Company assumed accrued restructuring liabilities related to employee termination costs and facility consolidation.  At December 31, 2004, $180,000 of this restructuring liability was remaining, and is required for special one-time retirement benefits that the Company is obligated to pay for three former employees.

7.             Comprehensive Loss

Total comprehensive loss was $1,288,000 and $552,000 for the quarters ended December 31, 2004 and 2003, respectively.  Comprehensive loss differs from net loss due to foreign currency translation adjustments.

8.             Goodwill and Intangible Assets

The Company assesses goodwill for impairment under the annual requirement of SFAS No. 142, Goodwill and Other Intangible Assets, or when impairment indicators arise.  The Company’s September 30, 2004 annual assessment resulted in no impairments.

Intangible assets, net were comprised by the following at December 31, 2004 and September 30, 2004:

	December 31, 2004			September 30, 2004
Thousands	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Acquired technology	$20,575	$(14,405)	$6,170	$20,484	$(13,304)	$7,180
Capitalized software development	937	(365)	572	877	(305)	572
Other	537	(395)	142	508	(343)	165
Intangible assets	$22,049	$(15,165)	$6,884	$21,869	$(13,952)	$7,917

Total amortization of intangibles was $1.1 million and $1.0 million for the quarters ended December 31, 2004 and 2003, respectively.  Based on the intangibles at December 31, 2004, estimated amortization expense for each of the next five years is as follows:

Year Ending September 30 (thousands)
Remainder of fiscal year 2005	$3,181
2006	2,720
2007	483
2008	279
2009	221
$6,884

9.             Segment Information

The Company discloses segments in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which established standards for disclosure of financial information related to operating segments of the Company, as well as disclosure requirements for customer and geographic information.  SFAS No. 131 defines an operating segment as a component of a company for which operating results are reviewed regularly by the chief operating decision-maker to determine resource allocation and assess performance.  The Company has two reportable segments under the guidelines of SFAS No. 131:  Manufacturing and Hospitality.  Manufacturing and Hospitality derive their revenues from licensing proprietary software systems; providing customer support, training, consulting and installation services related to software; and through the resale of complementary third-party software licenses and hardware.

As part of the restructuring of our hospitality operations begun in September 2003, we consolidated some of the operational and strategic management of our two reportable segments.  Also as a result of this consolidation, some of the expenses that were previously incurred within our reportable segments are now classified as part of our corporate group.  Prior year segment information is reclassified to conform to this new presentation.

Financial information by segment is summarized in the following table.  Total assets are not allocated to Manufacturing and Hospitality for internal reporting purposes.

Thousands	Manufacturing	Hospitality	Corporate	Consolidated

Quarter Ended December 31, 2004
Revenue	$12,421	$4,856		$17,277
Operating income (loss)	3,343	459	$(3,638)	164

Quarter Ended December 31, 2003
Revenue	$12,228	$5,187		$17,415
Operating income (loss)	3,331	(505)	$(3,952)	(1,126)

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes, which are included elsewhere in this Form 10-Q.  This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in more detail in the “Forward-Looking Statements” section below.  We undertake no obligation to update any information in our forward-looking statements.

Business Overview

SoftBrands, Inc. provides enterprise software and support solutions to more than 4,500 customers in more than 60 countries.  We are organized into two reportable segments:  Manufacturing and Hospitality.  Our manufacturing business designs, develops and sells enterprise resource planning software and services to mid-sized manufacturing concerns.  Our principal products in this segment include Fourth Shift, our core manufacturing enterprise software solution aimed at small- to mid-sized manufacturers; evolution, a software system designed to serve niche manufacturing markets that is particularly suitable for ‘converter’ manufacturers; Demand Stream, a lean enterprise automation software system that was introduced in 2003; and Fourth Shift Edition for SAP Business One, our newest product that is being integrated with SAP’s Business One product suite for sale by SoftBrands, and through SAP’s substantial sales channels, to medium-sized manufacturers.  Our hospitality business designs, develops and sells software and services that support the enterprise information management needs of hotels and resorts.  Principal products in the hospitality segment include Medallion, a windows-based property management system designed primarily for medium-service independent hotels and hotel chains; PORTfolio, a comprehensive client/server hotel system for both the front- and back-office operations of single-site and multi-property hotels; and RIO, a leisure management system that supports the activities of spas, health clubs and resorts.

We derive revenue in both of our reportable segments through sale of licenses to use our software products, and through providing services required to maintain our products, to install and implement our products, and in some cases to customize or create extensions for our products.  On occasion we also sell hardware products of third-party vendors on a distribution basis for the convenience of our customers and sell licenses to third-party software programs.  Our software license revenue is heavily influenced by the timing of customer purchases and installations, and the terms under which we sell software licenses.  Our software maintenance revenue, which currently constitutes a majority of our revenue, is derived primarily from one-year contracts that require payment at the beginning of the contract term and under which we recognize revenue ratably over the one-year contract period.  Our other services revenue is normally recognized over the time services are performed.

Our financial position at December 31, 2004 has been significantly affected by events specific to SoftBrands that occurred in 2002 when our Former Parent incurred significant financial and legal issues that resulted in disruptions to the operations and large financial losses.   On August 2, 2002 we were spun off from our Former Parent.  From the time of the spin off to September 30, 2003, management focused on reorganizing SoftBrands, regaining customer confidence, obtaining acceptable financing and emerging as a financially sound business.  At the end of the September 30, 2003 fiscal year we decided to substantially restructure our operations, particularly in our hospitality business, in order to return to positive cash flow.  We reduced personnel, office locations and commitments in September 2003, which resulted in significant restructuring charges.

In fiscal year 2004, we capitalized on various strategic steps taken during 2003 to renew growth in new license sales of the Fourth Shift and other manufacturing products; agreed to a significant joint initiative to develop software for medium-sized manufacturing concerns as part of the SAP Business One product suite; and continued development of the market for our new Demand Stream lean manufacturing product.  In our hospitality operations, following the restructuring of September 30, 2003, we completed new versions of our leading software products and obtained renewed support.  An additional restructuring charge of $1,126,000 was recorded in the first quarter of 2004 for ongoing costs associated with the September 2003 restructuring plan and further facilities consolidation.

There was much time invested in fiscal year 2004 planning and finalizing our operational structure, and the quarter ended December 31, 2004 was the first quarter that we fully operated under this new structure.  Although we expect this new structure and several of our other initiatives to benefit future operations, we believe our growth in the remainder of fiscal year 2005 and beyond will substantially depend on the timely completion and integration of the Fourth Shift Edition for SAP Business One product and our success in generating increased interest in our Demand Stream and Medallion products.

Critical Accounting Policies and Estimates

The preparation of the financial information contained in this Form 10-Q requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Our management evaluates these estimates on an ongoing basis, including those related to revenue recognition, the valuation allowance for deferred tax assets, the valuation of our accounts receivable, the valuation of our intangible assets, including goodwill and the recording of restructuring charges. There have been no material changes to the critical accounting policies as discussed in greater detail in the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10 as filed with the SEC on January 14, 2005.

Results of Operations

For the quarter ended December 31, 2004, we reported total revenue of $17.3 million and a net loss of $666,000, or $0.02 per share, compared to total revenue of $17.4 million and a net loss of $325,000, or $0.01 per share, for the same period in 2003.    The improvement in loss from continuing operations is due to the $1.1 million of restructuring-related charges and the $383,000 charge related to our mandatorily redeemable common stock warrant which were recorded in 2003, and $271,000 of foreign currency transaction gains in the December 2004 quarter.

The following table summarizes revenue and operating results by reportable segment for the quarters ended December 31, 2004 and 2003:

	Three Months Ended December 31,
	2004		2003		% Change
Thousands	Revenue	Operating Income (Loss)	Revenue	Operating Income (Loss) (1)	Revenue	Operating Income (Loss)

Manufacturing	$12,421	$3,343	$12,228	$3,331	1.6%	0.4%
Hospitality	4,856	459	5,187	(505)	(6.4)%	NM	*
Corporate		(3,638)		(3,952)		(7.9)%

Total Company	$17,277	$164	$17,415	$(1,126)	(0.8)%	NM	*

*NM: Percentage not meaningful.

(1) Certain reclassifications were made to unallocated corporate expenses in fiscal 2004 to conform with the 2005 presentation.

Total revenue decreased 0.8% in the 2005 quarter and reflects a slight increase for manufacturing offset by a slight decrease for hospitality.  See below for a detailed discussion of changes in revenue by reportable segment, revenue type and geography.  Operating income in the manufacturing group increased slightly, in line with revenue, while both the hospitality and corporate groups returned improved results at the operating income line, due to the success of various cost-control measures that had just begun in the first quarter of fiscal year 2004, following the restructuring announced in September 2003, and have now been more fully implemented into the day-to-day operations of the hospitality business.

As part of the restructuring of our hospitality operations begun in September 2003, we consolidated some of the operational and strategic management of our two operational segments.  Also as a result of this consolidation, some of the expenses that were previously incurred within our reportable segments are now classified as part of our corporate group.  Prior year segment information is reclassified to conform to this new presentation.

Revenue.  The following table summarizes revenue by reportable segment, revenue type and geography for the quarters ended December 31, 2004 and 2003:

	Three Months Ended December 31,
	2004			2003			% change
Thousands	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total

Revenue Type:
Software licenses	$1,808	$489	$2,297	$1,780	$372	$2,152	1.6%	31.5%	6.7%
Maintenance	7,587	3,546	11,133	7,222	3,931	11,153	5.1%	(9.8)%	(0.2)%
Professional services	2,659	520	3,179	2,800	607	3,407	(5.0)%	(14.3)%	(6.7)%
Third-party software and hardware	367	301	668	426	277	703	(13.8)%	8.7%	(5.0)%
	$12,421	$4,856	$17,277	$12,228	$5,187	$17,415	1.6%	(6.4)%	(0.8)%

Geography:
Americas	$7,655	$1,822	$9,477	$7,492	$2,377	$9,869	2.2%	(23.3)%	(4.0)%
Europe, Middle East & Africa	3,103	2,374	5,477	3,160	2,277	5,437	(1.8)%	4.3%	0.7%
Asia Pacific	1,663	660	2,323	1,576	533	2,109	5.5%	23.8%	10.1%
	$12,421	$4,856	$17,277	$12,228	$5,187	$17,415	1.6%	(6.4)%	(0.8)%

While we reported a 6.7% increase in total company software license revenue, our overall revenues decreased by $138,000 or 0.8% in the quarter, driven primarily by professional services revenue which decreased $228,000.License revenue increased primarily in hospitality with the releases of Medallion 6.0 and PORTfolio 3.1.  Maintenance revenue was stable overall with manufacturing’s growth offsetting the decline within hospitality.  The growth in manufacturing maintenance revenue was derived from continued low attrition rates, an increase in license revenue for the year ended September 30, 2004 over the comparable year ended September 30, 2003, and customer adoption of new offerings in our Americas region, such as Remote System Administration, which were not available in the prior year.  The decline in hospitality maintenance revenue was due to a number of factors including: normal attrition, lower than typical replacement from new license revenues and discounted renewal maintenance rates offered for multi-year commitments.  The decline in professional services revenue is primarily due to directing some of the Americas implementation and consulting resources to the Fourth Shift Edition of SAP Business One product for which all revenue is deferred until general release.

The decrease in hospitality revenue in the Americas region was due to the aforementioned maintenance revenue attrition and comparatively strong professional services revenue in the first quarter of fiscal year 2004 related to implementation of new customer contracts closed prior to the September restructuring.  The increase in revenue in the hospitality EMEA region was due to the successful launch of Medallion 6.0.  The 10.1% growth we experienced in the Asia Pacific region was fueled largely by unusually low hospitality revenue in the first quarter of fiscal year 2004, while first quarter 2005 results were more in line with existing trends.

Gross Margin.  The following table summarizes gross margin percentages by reportable segment and revenue type for the quarters ended December 31, 2004 and 2003:

	Three Months Ended December 31,
	2004			2003
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total

Software licenses	51.5%	50.1%	51.2%	46.9%	51.1%	47.6%

Maintenance	77.6%	48.4%	68.3%	73.5%	53.1%	66.3%

Professional services services revenue	21.9	1.9	18.7%	26.4%	(19.8)%	18.2%

Third-party software and hardware	25.1%	43.5%	33.4%	33.1%	1.4%	20.6%

Total	60.3%	43.3%	55.5%	57.5%	41.7%	52.8%

Overall gross margin percentage increased 2.7% from the first quarter of 2004 to the first quarter of 2005. The 4.6 point improvement in the manufacturing segment’s software license gross margin percentage is due to mix of products sold.  Overall manufacturing license revenue increased by $28,000, while costs decreased by $70,000.  Cost of license revenue consists of amortization of acquired software, the amortization of capitalized costs for internally developed software, and the cost of third-party software embedded in some of our products.  Amortization is relatively fixed while royalty costs to third parties can fluctuate depending on product mix.  The manufacturing segment’s improvement in maintenance gross profit percentage is due both to an increase in related revenue and to cost savings, as the incremental revenue generated by the new offerings in the Americas region did not result in significant additional costs.  In addition, we achieved cost savings resulting from our support center in Bangalore, India, which, having grown from five people in December 2003 to fourteen people in December 2004, became fully operational in late 2004.  The current focus of manufacturing new-customer acquisition has been on the Fourth Shift Edition for SAP Business One product.  The 4.5 point drop in the manufacturing segment’s professional services gross profit percentage was due to the focus of this department on the anticipated release of this product

The decline in hospitality maintenance gross margin percentage is due to the decline in related revenue as costs remained fairly constant.  Improvements in hospitality maintenance gross margin percentage are expected as we move closer to bringing our Bangalore hospitality support center into operation.  This project, started late in fiscal 2004, is expected to contribute to our efforts to control costs in fiscal 2005, although we believe full benefits from this investment will be realized in fiscal 2006.   In the first quarter of fiscal 2004, the hospitality segment’s professional services organization had not yet realized the benefits of the reorganization announced in September 2003.  The improvement year-over-year is due largely to the steps taken during the first quarter of 2004 that did not have a significant impact until subsequent quarters. However, delayed delivery of hospitality product upgrades limited our ability to provide expected upgrade services to customers, and resulted in a low professional services gross profit percentage of 1.9% for the first quarter of 2005.  In our European operations, the professional services gross profit percentage was also adversely affected by the requirement to utilize consulting resource in nonbillable product upgrade testing activities.  We expect an improved gross profit percentage in the hospitality sector as the recent releases of the PORTfolio 3.1 and Medallion 6.0 products contribute more to revenue.  The unusually low gross margin percentage reported by hospitality in 2003 is the result of decisions made during the implementation of the September 2003 restructuring plan.  During execution of this plan, we found it necessary to take some very low margin business and provide further discounts in efforts to regain customer confidence.  The year-over year change is further affected by a focused redirection of programs in the U.S. to service our customer needs through outsourced resources at improved margins.

Operating Expenses.  The following table summarizes operating expenses for the quarters ended December 31, 2004 and 2003:

	Three Months Ended December 31,
	2004		2003
Thousands		% of Total Revenue		% of Total Revenue	% Change

General and administrative	$4,837	28.0%	$4,791	27.5%	1.0%
Selling and marketing	2,590	15.0%	2,251	12.9%	15.1%
Research and product development	2,002	11.6%	2,148	12.3%	(6.8)%
Restructuring related charges			1,126	6.5%	(100.0)%
Total operating expenses	$9,429	54.6%	$10,316	59.2%	(8.6)%

Operating expenses before restructuring costs increased slightly quarter over quarter in dollars and as a percentage of revenue.  The slight increase in general and administrative expense was due to approximately $300,000 of external professional fees associated with our Sarbanes-Oxley compliance project, which began in the first quarter of 2005.  This cost was partially offset by benefits from our September 2003 restructuring.  In addition, we expanded several of our selling and marketing efforts, principally associated with the manufacturing segment’s Fourth Shift Edition for SAP Business One and Demand Stream product lines, and our recently completed corporate re-branding.  Research and product development expense was higher in the first quarter of 2004 due to intensive efforts to improve certain hospitality products.  Research and development expenses for hospitality were 16.0% of hospitality revenue during the quarter ended December 31, 2003 compared with 12.5% for the first quarter of 2005.  Research and development expenses for manufacturing were 10.8% of revenue in the quarter ended December 31, 2003 and 11.3% of manufacturing revenue in first quarter of 2005.  We expect that Sarbanes-Oxley compliance will continue to negatively affect general and administrative expense through the end of this year, particularly in the second and third quarters.  We expect that selling and marketing expense, and research and product development expense will continue at levels similar to those in the first quarter, with a possible increase in selling expenses concurrent with the release of Fourth Shift Edition for SAP Business One.

The restructuring charges in the quarter ended December 31, 2003 reflect $398,000 of employee severance expenses and other costs for the ongoing implementation of the September 2003 hospitality reorganization plan, which resulted in the elimination of 120 positions.  Charges were taken in September 2003 covering severance for approximately 90 of the employees, and in the first quarter of fiscal 2004, additional charges related to majority of the remaining 30 employees were incurred, along with other costs.  In addition, a charge of $728,000 was taken related to a portion of a leased international facility that we ceased using during the first quarter of fiscal year 2004.

Cash payments of $83,000 were made during the quarter ended December 31, 2004 related to employee severance and $96,000 related to lease commitments.  A balance of $1,104,000 of accrued restructuring charges remained at December 31, 2004.  Those costs will not affect our fiscal year 2005 operating results but will require the expenditure of cash over time for severance and lease termination costs based on the terms of those obligations.  Severance payments will continue through fiscal 2005, and the lease payments are expected to continue through the end of lease terms, which expire by April 2007.

Non-Operating Income and Expenses.  The following table summarizes non-operating income and expenses for the quarters ended December 31, 2004 and 2003:

	Three Months Ended December 31,
Thousands	2004	2003

Interest expense	$1,003	$1,038
Expense from change in value of mandatorily redeemable common stock warrant		383
Other income, net	273	26
Provision for income tax	100	10
Income from discontinued operations, net of tax		2,206

Interest expense is primarily related to our long-term institutional debt incurred in November 2002.  It includes cash interest expense, amortization of capitalized financing costs and debt accretion of an original issue discount.

Our statement of operations for the quarter ended December 31, 2003, includes a charge for the change in value of the mandatorily redeemable common stock warrant we issued as part of the long-term institutional debt financing in November 2002.  During the quarter ended December 31, 2003, the put warrant fair value appreciated by $383,000, resulting in non-operating expense during the period.  In August 2004, this put warrant was exchanged for Series B convertible preferred stock and a new common stock warrant.  As a result, revaluation of this put warrant is no longer required.

Other income, net, primarily consists of the effect of changes in foreign exchange rates on intercompany payables denominated in U.S. dollars.  A significant portion of this transaction gain is the direct result of the strengthening of the British Pound against the U.S. Dollar.  We do not currently utilize any derivative security instruments or engage in any hedging activities.

Our tax provision for the quarter ended December 31, 2004 consists of amounts for our estimated domestic state and international tax liabilities.  Our tax provision fluctuates due to the mix of forecasted results between domestic operations and our international subsidiaries.  In addition, for the quarter ended December 31, 2003, $90,000 of income tax expense was recorded as part of discontinued operations.  Finally, we have not recorded certain income tax benefits in either of the periods presented due to continued uncertainty regarding our ability to realize our deferred tax assets.

In accordance with our Former Parent’s bankruptcy and reorganization plan, SoftBrands retained a 10% interest in net collections by the liquidating trust.  In December 2003, we received a cash distribution of $2.9 million from the liquidating trust, which was recorded as income from discontinued operations.  In addition, we recorded a $619,000 charge for additional obligations of the discontinued operations and an income tax provision of $90,000 in connection with discontinued operations.  Beyond our right to 10% of the net collections, neither the Company nor any of our executives have any affiliation with the trust.  As such, we cannot predict when or in what amount future distributions, if any, might be forthcoming.

Liquidity and Capital Resources

As of December 31, 2004, we had $9.7 million of cash and cash equivalents and $899,000 of restricted cash.  Our working capital (current assets less current liabilities), excluding deferred revenue, decreased from $4.6 million at September 30, 2004 to $4.3 million at December 31, 2004.  This decrease is due to the reclassification from long-term to current of the $2.0 million principal payment of debt that is due on December 31, 2005 offset by improvements in other working capital classifications, most significantly, accrued expenses.  We believe adjusting our working capital for our significant amount of deferred revenue is appropriate as deferred revenue is a source of future income and these balances are typically satisfied for substantially less than the carrying value. Deferred maintenance revenues comprise the majority of our deferred revenues and our cost to perform these revenues has recently been between 30% and 35% of total maintenance revenue.   Our most significant source of operating cash flows is derived from license, maintenance and service fees.  Our primary uses of cash from operating activities are for employee costs, third-party costs for services and the cost of our facilities.

Cash Flows from Operating Activities.  We generated $668,000 of cash from continuing operations in the quarter ended December 31, 2004, an increase of $1.4 million from the comparable period a year ago.  This increase is comprised by a $1.9 million reduction in the loss from continuing operations and $1.6 million positive improvement in changes in our operating assets and liabilities, offset by $2.1 million less of non-cash expenses.

Our results from continuing operations improved due to the absence of any restructuring charges and the added benefits from the previous restructurings.  We announced the hospitality restructuring in September 2003, a plan intended to eliminate certain discretionary costs and expenses and to reduce future losses from operations.

We had $1.5 million of non-cash expenses in the quarter ended December 31, 2004, including $1.5 million of depreciation and amortization, $271,000 for non-cash interest charges and $271,000 of foreign currency transaction gains.  This compares to non-cash expenses of $3.6 million in the prior year, including $1.7 million of depreciation and amortization, $1.1 million of restructuring charges, $299,000 for non-cash interest and $383,000 for the increase in fair value of our put warrant as discussed above.

Changes in operating assets and liabilities produced a use of $199,000 in the quarter ended December 31, 2004 as compared to a $1.8 million use in the prior year. The most significant cash flow changes in the current year’s quarter relate to accounts receivable, accrued expenses and deferred revenue.  In the quarter ended December 2003 we had improved collections, primarily in hospitality.   Much of the accrued expense decrease is due to payments of year-end management and profit sharing incentive payments which were much higher this year than in the prior year.  We generated $1.4 million in cash in the quarter ended December 31, 2004 from the reduction in deferred revenue.  This was primarily due to the collection of annual maintenance billings.  This compares with $3.5 million in cash generated from deferred revenue in the quarter ended December 31, 2003.  To improve short-term cash flow, a special promotion was offered to our hospitality maintenance customers in 2003 that provided incentive to pay by December 31, 2003.  This accounts for much of the significant change between periods.  Strong collection of annual maintenance contracts is common in December, and generally continues into the early months of the calendar year.  The decrease in accounts receivable generated $300,000 in the first quarter of fiscal 2005 as compared to an increase, which consumed $2.0 million, in the first quarter of the previous year.  It is typical for accounts receivable to increase in the first quarter due to an increase in sales at the calendar year-end.    In the quarter ended December 31, 2003, we made restructuring related cash payments of $1.5 million, primarily related to the hospitality restructuring plan announced in September 2003.

In December 2003 we received a cash distribution of $2.9 million from the liquidating trust of our Former Parent, which is reflected as cash from discontinued operations.

We believe that increased profitability and effective working capital management will yield continued cash generation from operating activities in fiscal 2005.

Cash Flows from Investing Activities. We used $171,000 of cash in investing activities during the quarter ended December 31, 2004 and $80,000 for the quarter ended December 31, 2003.  We had limited expenditures for acquired technology or other intangible assets, reflecting the strategy following the September 2003 restructuring plan to focus hospitality development efforts on existing products and existing customers.  We did have expenditures to upgrade and replace some of our internal computer hardware and other equipment.  We expect investing activities in the remainder of fiscal 2005 to consist primarily of internal technology and system upgrades.

Cash Flows from Financing Activities.  We used $131,000 of cash in financing activities in the quarter ended December 31, 2004 and $213,000 in the quarter ended December 31, 2003 primarily related to payments for debt incurred in connection with acquisitions.

Effective November 26, 2002, we borrowed $20.0 million from Capital Resource Partners IV, L.P. (“CRP”) pursuant to a Senior Subordinated Note and Warrant Purchase Agreement and a Senior Subordinated Note that carried an interest rate of 12.5% per annum.  An amendment in November 2003 resulted in an increase in this interest rate to 14%.  The note is collateralized by substantially all of our assets, including the stock of our subsidiaries.  As partial consideration for such borrowings, we issued warrants to the lender.  These warrants were subsequently exchanged for convertible preferred stock and warrants with a higher exercise price.

Commitments and Capital Adequacy.  As of December 31, 2004, our primary commitments are for leased office space in Minneapolis, Minnesota; Wichita, Kansas; Golden, Colorado; Reading, England; Woking, England; Tianjin, China; and Sydney, Australia and payments on the long-term debt and lease obligations.

We believe that cash flows from operations, expected to improve with 2005 results, together with our cash and cash equivalents, will be sufficient to meet our commitments and our cash requirements for at least the next twelve months.  Further, we believe the restructuring programs implemented in September 2003 should improve our cash flows from operations over time.

Nevertheless, our debt agreement with CRP requires us to satisfy covenants relating to our EBITDA, our fixed charge coverage ratio, our leasehold expense and other items.  If we violate these covenants, the debt

agreement provides that CRP may accelerate and require us to immediately repay the indebtedness.   Although we are currently in compliance with all of the covenants in that agreement and expect that we will continue to comply with the covenants during the coming twelve months, we were required to renegotiate the debt agreement in the past when we expected that our operations would not satisfy the covenants.  We cannot be certain that, if we were to violate the debt agreement, CRP would be agreeable to renegotiation in the future, and it if it were not, we would be required to find alternative financing to repay the debt, or risk that CRP would seek to dispose of some or all of our assets to repay the debt.  We currently do not have arrangements for alternative financing, and if we were forced to obtain financing in a short period of time to avoid default, the terms of that financing might be very disadvantageous to us and to our stockholders.  We believe it is probable we will meet our covenants with CRP for the next twelve months and therefore the portion of our CRP debt with scheduled payments beyond December 31, 2005 is classified as long-term.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board published SFAS No. 123 (revised 2004), Share-Based Payment.  SFAS No. 123(R) revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based payment transactions using APB Opinion No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations based on the grant-date fair value of those instruments. The revised statement is effective as of the first interim period beginning after June 15, 2005.  We are currently determining what impact the newly issued statement will have on our results of operations and financial position.  See the “Stock-Based Compensation” discussion in Note 3 to the Consolidated Financial Statements, which includes the pro forma impact of recognizing stock-based compensation under SFAS No. 123, on our net loss and loss per common share for the quarters ended December 31, 2004 and 2003.

Forward-Looking Statements

Our Form 10-Q contains a number of statements about our future operations.  We make statements regarding anticipated product introductions, changes in markets, customers and customer order rates, expenditures in research and development, growth in revenue, taxation levels, the effects of pricing, and the growth in our foreign operations, all of which represent our expectations and beliefs about future events.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar words and expressions.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from those expressed or implied by these forward-looking statements.  The factors that may cause our operations to vary materially from those contemplated by our forward-looking statements are described in detail in our Form 10 dated January 14, 2005 and include:

•                  Economic and market conditions.

•                  Downturns in the hospitality or manufacturing markets.

•                  The difficulty encountered in generating significant new software license sales in mature markets.

•                  Increasing dependence on products that are not currently widely accepted and that we cannot be certain will be widely accepted.

•                  The risks related to our substantial international operations and sales.

•                  The unpredictability of our operating results because of the sales cycle of our products.

•                  The need to continue to develop new products and enhance our current products in response to technological changes and competing products.

•                  The dependence of our revenue on renewal of maintenance agreements by our customers.

•                  The possibility that we may not be able to recognize revenue when we deliver products.

•                  The effect of our anti-takeover defenses on possible acquisition proposals.

•                  The greater size and brand recognition of a number of our competitors.

•                  The effect of a change, effective for periods beginning after June 15, 2005, in accounting for stock options and other stock based benefits on our reported operating results.

•                  Our dependence on third-party vendors for some of the software technology used in our products.

•                  Our potential exposure to intellectual property disputes.

•                  Our dependence on current management.

•                  Our previous status and association as a subsidiary of AremisSoft Corporation.

•                  Our ability to maintain an effective system of internal controls.

•                  Our susceptibility to declarations of default under, and renegotiation of, our debt agreement with our principal lender.

•                  Our ability to raise capital with acceptable pricing and terms should we choose to do so.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in market risk for the Company in the period covered by this report. See the Company’s Form 10 as filed with the SEC on January 14, 2005 for a discussion of market risk for the Company.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our current disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. There was no significant change in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1—Legal Proceedings

We are periodically engaged in litigation in the ordinary course of business, including litigation seeking return of software licensing and servicing fees.  We do not believe that any of such litigation is material to our ongoing operations.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3—Default on Senior Securities

Not applicable.

Item 4—Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5—Other Information

Not applicable.

Item 6—Exhibits

10.1         Form of SoftBrands, Inc. Director Non Qualified Stock Option Agreement

31.1                           Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – George H. Ellis.

31.2                           Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – David G. Latzke.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 14, 2005

SoftBrands, Inc.

	By:	/s/ DAVID G. LATZKE
David G. Latzke Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENTS

10.1	Form of SoftBrands, Inc. Director Non Qualified Stock Option Agreement

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – George H. Ellis.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – David G. Latzke.