Form 10-Q/A
period 2004-12-31
SoftBrands, Inc.
filed 2005-03-17
CIK 1311926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Form 10-Q/A of SoftBrands, Inc. is being filed solely for the purpose of amending Part II, Item 6 of our Form 10-Q for the quarter ended December 31, 2004 to add Exhibit 32.

PART II. OTHER INFORMATION

Item 6—Exhibits

*10.1	Form of SoftBrands, Inc. Director Non Qualified Stock Option Agreement

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – George H. Ellis.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – David G. Latzke.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 17, 2005

SoftBrands, Inc.

	By:	/s/ DAVID G. LATZKE
David G. Latzke Senior Vice President and Chief Financial Officer (principal financial and accounting officer)