Form 10-Q/A
period 2004-12-31
SoftBrands, Inc.
filed 2005-05-06
CIK 1311926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q A-2

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

While we reported a 6.7% increase in total company software license revenue, our overall revenues decreased by $138,000 or 0.8% in the quarter, driven primarily by professional services revenue which decreased $228,000.  License revenue increased in hospitality with the release PORTfolio 3.1, which generated approximately $150,000 of license revenue in the quarter ended December 31, 2004.  Maintenance revenue was stable overall with manufacturing’s growth offsetting the decline within hospitality.  The growth in manufacturing maintenance revenue was derived from continued low attrition rates, an increase in license revenue for the year ended September 30, 2004 over the comparable year ended September 30, 2003, and customer adoption of new offerings in our Americas region, such as Remote System Administration, which were not available in the prior year.  The decline in hospitality maintenance revenue was due to a number of factors including: normal attrition, lower than typical replacement from new license revenues and discounted renewal maintenance rates offered for multi-year commitments.  The decline in professional services revenue is primarily due to directing some of the Americas implementation and consulting resources to the Fourth Shift Edition of SAP Business One product for which all revenue is deferred until general release.

The decrease in hospitality revenue in the Americas region was due to the aforementioned maintenance revenue attrition and comparatively strong professional services revenue in the first quarter of fiscal year 2004 related to implementation of new customer contracts closed prior to the September restructuring.  The increase in revenue in the hospitality EMEA region was due to the successful launch of PORTfolio 3.1.  The 10.1% growth we experienced in the Asia Pacific region was fueled largely by unusually low hospitality revenue in the first quarter of fiscal year 2004, while first quarter 2005 results were more in line with existing trends.

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

Interest expense is related to our long-term institutional debt incurred in November 2002.  It includes cash interest expense, amortization of capitalized financing costs and debt accretion of an original issue discount.

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

Other income, net, primarily consists of the effect of changes in foreign exchange rates on intercompany payables denominated in U.S. dollars.  Of the $273,000 of other income, net reflected on our consolidated statement of operations for the three months ended December 31, 2004, $271,000 was due to the favorable impact of the strengthening of foreign currencies against the U.S. dollar.  We do not currently utilize any derivative security instruments or engage in any hedging activities.

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

Liquidity and Capital Resources

As of December 31, 2004, we had $9.7 million of cash and cash equivalents and $899,000 of restricted cash.  Our working capital deficit (current assets less current liabilities), increased from $13.4 million at September 30, 2004 to $15.6 million at December 31, 2004.  This increase in working capital deficit is due to the reclassification from long-term to current of the $2.0 million principal payment of debt that is due on December 31, 2005.  The working capital deficit at December 31, 2004 includes deferred revenue of $19.9 million.  These deferred revenue obligations are typically satisfied for substantially less than the carrying value.  Deferred maintenance revenues comprise the majority of our deferred revenues and our cost to perform these revenues has recently been between 30% and 35% of total maintenance revenue.  Our most significant source of operating cash flows is derived from license, maintenance and service fees.  Our primary uses of cash from operating activities are for employee costs, third-party costs for services and the cost of our facilities.

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

If we were to choose to raise additional capital through the sale of debt, unless we simultaneously repaid our indebtedness to CRP, we would be required to obtain their consent to incur amounts which in the aggregate exceed approximately $6 million of additional indebtedness.  If we were to choose to raise additional capital through the sale of preferred stock, unless we simultaneously redeemed our Series B convertible preferred stock, we would be required to obtain CRP's consent to issue preferred stock having a dividend or liquidation preference senior to our Series B convertible preferred stock.

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

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our current disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2004 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 5, 2005

SoftBrands, Inc.

	By:	/s/ DAVID G. LATZKE
David G. Latzke Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENTS

10.1+	Form of SoftBrands, Inc. Director Non Qualified Stock Option Agreement

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – George H. Ellis.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – David G. Latzke.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+      Previously filed