Form 10-Q
period 2005-03-31
SoftBrands, Inc.
filed 2005-05-16
CIK 1311926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2005

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

The number of shares of the registrant’s common stock outstanding as of March 10, 2005 was 40,030,000.

Form 10-Q

Index

Part I.	Financial Information
Item 1.	Financial Statements
Consolidated Balance Sheets at March 31, 2005 and September 30, 2004
Consolidated Statements of Operations for the three and six months ended March 31, 2005 and 2004
Consolidated Statements of Cash Flows for the six months ended March 31, 2005 and 2004
Notes to Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

Part. II	Other Information
Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits
Signatures

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SoftBrands, Inc.

Consolidated Balance Sheets

in thousands, except per share data

(unaudited)

	March 31, 2005	September 30, 2004

Assets
Current assets
Cash and cash equivalents	$9,070	$9,719
Accounts receivable, net	6,498	6,289
Prepaid expenses and other current assets	1,259	1,224
Total current assets	16,827	17,232
Furniture, fixtures and equipment, net	2,338	2,382
Restricted cash	750	846
Goodwill	22,947	22,947
Intangible assets, net	5,809	7,917
Other long-term assets	950	1,127
Total assets	$49,621	$52,451
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt and capital leases	$2,522	$547
Accounts payable	2,090	2,169
Accrued expenses	5,515	6,775
Accrued restructuring costs	333	1,214
Deferred revenue	19,800	18,014
Other current liabilities	1,627	1,892
Total current liabilities	31,887	30,611
Long-term debt and capital leases	15,841	17,675
Other long-term liabilities	410	594
Total liabilities	48,138	48,880
Stockholders’ equity
Series A and undesignated preferred stock, $0.01 par value; 10,668 shares authorized; no shares issued or outstanding
Series B convertible preferred stock, $0.01 par value; 4,332 shares authorized, issued and outstanding; liquidation value of $4,591	5,068	5,068
Common stock, $0.01 par value; 110,000 shares authorized; 40,030 shares issued and outstanding	400	400
Additional paid-in capital	172,497	172,497
Accumulated other comprehensive loss	(1,673)	(1,146)
Accumulated deficit	(174,809)	(173,248)
Total stockholders’ equity	1,483	3,571
Total liabilities and stockholders’ equity	$49,621	$52,451

The accompanying notes are an integral part of these consolidated financial statements.

SoftBrands, Inc.

Consolidated Statements of Operations

in thousands, except per share data

(unaudited)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2005	2004	2005	2004

Revenue
Software licenses	$2,483	$2,156	$4,780	$4,308
Maintenance	10,995	10,771	22,128	21,924
Professional services	3,250	3,058	6,429	6,465
Third-party software and hardware	658	823	1,326	1,526
Total revenue	17,386	16,808	34,663	34,223
Cost of revenues
Software licenses	1,088	1,413	2,208	2,540
Maintenance	3,478	3,661	7,011	7,414
Professional services	2,611	2,377	5,197	5,164
Third-party software and hardware	385	707	830	1,265
Total cost of revenues	7,562	8,158	15,246	16,383
Gross profit	9,824	8,650	19,417	17,840
Operating expenses
Selling, general and administrative	7,655	6,002	15,082	13,044
Research and product development	2,027	2,260	4,029	4,408
Restructuring related	(261)	365	(261)	1,491
Total operating expenses	9,421	8,627	18,850	18,943
Operating income (loss)	403	23	567	(1,103)
Interest expense	(1,022)	(1,230)	(2,025)	(2,268)
Change in value of mandatorily redeemable common stock warrant		(6,040)		(6,423)
Other income (expense), net	(86)	(44)	187	(18)
Loss from continuing operations before provision for income taxes	(705)	(7,291)	(1,271)	(9,812)
Provision for income taxes	190	133	290	143
Loss from continuing operations	(895)	(7,424)	(1,561)	(9,955)
Discontinued operations
Income from discontinued operations, net of tax		133		2,339
Net loss	$(895)	$(7,291)	$(1,561)	$(7,616)
Basic and diluted earnings (loss) per common share
Continuing operations	$(0.02)	$(0.19)	$(0.04)	$(0.25)
Discontinued operations				$0.06
Net loss	$(0.02)	$(0.18)	$(0.04)	$(0.19)

Weighted average basic and diluted shares outstanding	40,030	40,000	40,030	40,000

The accompanying notes are an integral part of these consolidated financial statements.

SoftBrands, Inc.

Consolidated Statements of Cash Flows

in thousands

(unaudited)

	Six Months Ended
	March 31, 2005	March 31, 2004

Cash flow from operating activities
Loss from continuing operations	$(1,561)	$(9,955)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) continuing operations
Depreciation and amortization	2,929	3,607
Change in value of mandatorily redeemable common stock warrant		6,423
Noncash interest expense	586	792
Foreign currency transaction (gains) losses	(124)	22
Restructuring related	(261)	1,491
Provision for doubtful accounts	75	99
Change in operating assets and liabilities
Accounts receivable, net	(55)	395
Prepaid expenses and other current assets	10	396
Accounts payable	(112)	(2,366)
Accrued expenses	(1,359)	(1,585)
Accrued restructuring costs	(689)	(2,362)
Deferred revenue	1,440	2,842
Other current liabilities	(270)	(264)
Other long-term assets and liabilities	(59)	213
Net cash provided by (used in) continuing operations	550	(252)
Net cash provided by discontinued operations		2,915
Net cash provided by operating activities	550	2,663
Cash flow from investing activities
Purchases of furniture, fixtures and equipment	(358)	(499)
Capitalized software development costs	(191)
Net cash used in investing activities	(549)	(499)
Cash flow from financing activities
Repayment of long-term debt and capital leases	(226)	(693)
Capitalized financing costs	—	(52)
Net cash used in financing activities	(226)	(745)
Effect of exchange rates on cash balances	(424)	(158)
Change in cash and cash equivalents	(649)	1,261
Cash and cash equivalents
Beginning of period	9,719	8,976
End of period	$9,070	$10,237

The accompanying notes are an integral part of these consolidated financial statements.

SoftBrands, Inc.

Notes to Consolidated Financial Statements

(unaudited)

1.             Basis of Presentation

The unaudited consolidated financial statements included herein reflect all adjustments, in the opinion of management, necessary to fairly state the consolidated financial position, results of operations and cash flows of SoftBrands, Inc. (“the Company”) for the periods presented. These adjustments consist of normal, recurring items unless otherwise noted. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates. The results of operations for the three and six months ended March 31, 2005 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending September 30, 2005. These statements do not contain certain information included in the Company’s annual financial statements and notes. The accompanying interim consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Report on Form 10 as filed with the Securities and Exchange Commission (“SEC”) on January 14, 2005, and as amended on March 15, 2005 and May 6, 2005.

2.             Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board published SFAS No. 123 (revised 2004), Share-Based Payment.  SFAS No. 123(R) revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based payment transactions using APB Opinion No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations based on the grant-date fair value of those instruments. The revised statement is effective for the company on October 1, 2005.  The Company is currently determining what impact the newly issued statement will have on its results of operations and financial position.  See the “Stock-Based Compensation” discussion in Note 3, which includes the pro forma impact of recognizing stock-based compensation under SFAS No. 123, on the Company’s net loss and loss per common share for the three and six months ended March 31, 2005 and 2004.

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

Pro forma net loss for the three and six months ended March 31, 2005 and 2004 was as follows:

	Three Months Ended		Six Months Ended
Thousands	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004

Net loss, as reported	$(895)	$(7,291)	$(1,561)	$(7,616)
Less total stock-based compensation expense determined under fair value based method for all rewards	(1,406)	(155)	(1,683)	(278)
Pro forma net loss	$(2,301)	$(7,446)	$(3,244)	$(7,894)

Basic and diluted loss per common share
As reported	$(0.02)	$(0.18)	$(0.04)	$(0.19)
Pro forma	(0.06)	(0.19)	(0.08)	(0.20)

Options granted to employees under the 2001 Stock Incentive Plan (the only form of award granted) now vest over a three- to four-year term from the date of grant.  Vesting of outstanding options was accelerated in accordance with the terms of each option agreement to this schedule on March 15, 2005, when the Company’s registration under Section 12(g) of Securities Exchange Act of 1934 became effective.  As a result, the pro forma stock-based compensation expense for the three and six months ended March 31, 2005 includes $1,019,000 to record the cumulative effect of the acceleration provisions on prior periods.  As of March 31, 2005, the number of shares of the Company’s stock available through the exercise of employee options was approximately 6,002,000, which represents approximately 60% of the Company’s outstanding options.

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

During the three and six months ended March 31, 2005, 4,332,000 shares of Series B convertible preferred stock issued in August 2004 were not considered in the calculation of basic earnings per share because the Company had net losses, and based on the contractual terms, the Series B convertible preferred stock does not have the obligation to share in the losses of the Company.  In accordance with EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, the Company’s Series B convertible preferred stock is considered in both the basic and diluted earnings per share calculations in these periods in which the Company records net profits.  During the three and six months ended March 31, 2005, 4,332,000 shares of Series B convertible preferred stock and options and warrants to purchase 14,594,000 shares of the Company’s common stock were not considered in the calculation of diluted earnings per share because the Company had net losses and to do so would have been antidilutive.  During the three and six months ended March 31, 2004, options and warrants to purchase 16,986,000 shares of the Company’s common stock were not considered in the calculation of diluted earnings per share because the Company had net losses and to do so would have been antidilutive.

5.             Discontinued Operations

In December 2003, the Company received a cash distribution of $2.9 million from the liquidating trust of AremisSoft Corporation (the “Former Parent”), which was recorded as income from discontinued operations during the first quarter ended December 31, 2003.  In addition, the Company recorded a $619,000 charge for additional obligations of the discontinued operations in the quarter ended December 31, 2003, and a $153,000 benefit in the quarter ended March 31, 2004.  These amounts were recorded net of $120,000 of income tax expense.  The remaining obligations of the Former Parent are included in accrued expenses on the Company’s balance sheet at March 31, 2005.  The liability represents lease commitments and other costs associated with the Former Parent’s bankruptcy and clean-up efforts.

The details of the Company’s relationship with the Former Parent are more fully described in the

Company’s Report on Form 10 filed with the SEC on January 14, 2005, as amended on March 15, 2005 and May 6, 2005.

6.             Restructuring Related Charges

The following table presents a summary of the Company’s restructuring activities during the six months ended March 31, 2005 and the year ended September 30, 2004:

Thousands	Employee Severance and Termination Costs	Lease Commitments	Other Costs	Total

Balance at September 30, 2003	$2,375	$968		$3,343
Restructuring charges	302	1,451	$188	1,941
Adjustments and reversals		(991)		(991)
Cash payments and other (1)	(2,211)	(680)	(166)	(3,057)
Non-cash charges used			(22)	(22)
Balance at September 30, 2004	466	748	—	1,214
Adjustments and reversals	(81)	(180)		(261)
Cash payments and other (1)	(105)	(515)		(620)

Balance at March 31, 2005	$280	$53	$—	$333

(1)   The impact of foreign currency translation is included with cash payments.

The discussion of the Company’s restructuring activities included below is organized by the period of initiation of the different restructuring plans together with related subsequent activity.

During the year ended September 30, 2004, the Company ceased using two international facilities and recorded restructuring charges of $981,000 for lease costs that will continue to be incurred.  Of this amount, $785,000 was taken during the six months of fiscal year 2004.  These charges are an extension of the September 2003 restructuring program (see below) and reflect the Company’s desire to consolidate certain of its Hospitality and Manufacturing operations.  These costs were expected to be paid in conjunction with the related lease terms, which expire by April 2007.  In March 2005, the Company negotiated early termination of one of the leases, which resulted in a $180,000 benefit.

On September 30, 2003, the Company announced a restructuring and reorganization plan that primarily affected the Hospitality segment.  The plan’s near-term focus was to support current customers’ needs and return the business to profitability.  All product strategies and investment decisions were re-assessed.  As a result, certain development projects were deferred or cancelled while other projects were afforded focused efforts to complete.  The plan included the closure or consolidation of several offices in various U.S. and international locations and the elimination of approximately 120 positions.  The initial restructuring charges related to this program were taken in September 2003.  An additional restructuring charge of $490,000 were taken during the year ended September 30, 2004, primarily for additional employee severance related to the remaining 30 identified positions and contract terminations.  Of this amount, $506,000 was taken during the first six months of fiscal year 2004.   During the six months ended March 31, 2005, the Company made cash severance payments of $114,000, and reversed $81,000 of the accrual, due to lower than expected severance costs.  At March 31, 2005, the remaining employee severance accrual for this program was $104,000, all of which is expected to be paid in the Company’s fiscal year 2005.

In December 2001, the Company instituted a restructuring plan to align its cost structure with its business plan.  Under the restructuring plan, the Company reduced its workforce by approximately 20%, or 153 positions throughout the organization.  In addition to the employee termination costs, charges were taken related to excess leased space at two of the Company’s facilities.  In conjunction with the restructuring related charges, the Company estimated future sublease income to offset the liability.  During the year ended September 30, 2004, due to the Company’s inability to negotiate acceptable sublease terms at one of the facilities, additional restructuring charges of $470,000 were taken.  Of this amount, $200,000 was taken during the first six months of fiscal year 2004.  In September 2004, Company management made the strategic decisions to utilize both of the leased spaces previously considered excess, and the remaining restructuring accrual of $991,000 was eliminated and a restructuring benefit was recorded.  The most significant portion of this reversal relates to previously unused space at the Company’s headquarters in the United States.  Following the initiation of certain key business partnerships and the related staff increase, the Company chose to utilize the unused space for development, training and general office space.

In conjunction with the acquisition of Fourth Shift Corporation in April 2001, the Company assumed accrued restructuring liabilities related to employee termination costs and facility consolidation.  At March 31, 2005, $176,000 of this restructuring liability was remaining, and is designated for special  retirement benefits that the Company is obligated to pay for three former employees.

7.             Comprehensive Loss

Total comprehensive loss was $800,000 and $7.2 million for the three months ended March 31, 2005 and 2004, respectively.  Total comprehensive loss was $2.1 million and $7.8 million for the six months ended March 31, 2005 and 2004, respectively.  Comprehensive loss differs from net loss due to foreign currency translation adjustments.

8.             Goodwill and Intangible Assets

The Company assesses goodwill for impairment under the annual requirement of SFAS No. 142, Goodwill and Other Intangible Assets, or when impairment indicators arise.  The Company’s September 30, 2004 annual assessment resulted in no impairments.

Intangible assets, net were comprised of the following at March 31, 2005 and September 30, 2004:

	March 31, 2005			September 30, 2004
Thousands	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Acquired technology	$20,512	$(15,422)	$5,090	$20,484	$(13,304)	$7,180
Capitalized software development	1,069	(428)	641	877	(305)	572
Other	521	(443)	78	508	(343)	165
Intangible assets	$22,102	$(16,293)	$5,809	$21,869	$(13,952)	$7,917

Total amortization of intangibles was $1.2 million and $1.5 million for the three months ended March 31, 2005 and 2004, respectively.  Total amortization of intangibles was $2.3 million and $2.5 million for the six months ended March 31, 2005 and 2004, respectively.  Based on the intangibles at March 31, 2005, estimated amortization expense for each of the next five years is as follows:

Year Ending September 30 (thousands)
Remainder of fiscal year 2005	$2,017
2006	2,705
2007	547
2008	319
2009	221
$5,809

9.             Segment Information

The Company discloses segments in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for disclosure of financial information related to operating segments of the Company, as well as disclosure requirements for customer and geographic information.  SFAS No. 131 defines an operating segment as a component of a company for which operating results are reviewed regularly by the chief operating decision-maker to determine resource allocation and assess performance.  The Company has two reportable segments under the guidelines of SFAS No. 131:  Manufacturing and Hospitality.  Manufacturing and Hospitality derive their revenues from licensing proprietary software systems; providing customer support, training, consulting and installation services related to software; and through the resale of complementary third-party software licenses and hardware.

As part of the restructuring of our hospitality operations begun in September 2003, we consolidated some of the operational and strategic management of our two reportable segments.  Also as a result of this consolidation, some of the expenses that were previously incurred within our operational segments are now classified as part of corporate expense.  Prior year segment information is reclassified to conform to this new presentation.

Financial information by segment is summarized in the following table.  Total assets are not allocated to Manufacturing and Hospitality for internal reporting purposes.

Thousands	Manufacturing	Hospitality	Corporate	Consolidated

Three Months Ended March 31, 2005
Revenue	$11,951	$5,435		$17,386
Operating income (loss)	3,025	1,472	$(4,094)	403

Three Months Ended March 31, 2004
Revenue	$12,299	$4,509		$16,808
Operating income (loss)	1,951	179	$(2,107)	23

Six Months Ended March 31, 2005
Revenue	$24,372	$10,291		$34,663
Operating income (loss)	6,368	1,931	$(7,732)	567

Six Months Ended March 31, 2004
Revenue	$24,527	$9,696		$34,223
Operating income (loss)	5,282	(326)	$(6,059)	(1,103)

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

Business Overview

We provide enterprise software and support solutions to over 4,000 customers in more than 60 countries.  We are organized into two reportable segments:  Manufacturing and Hospitality.  Our manufacturing business designs, develops and sells enterprise resource planning software and services to mid-sized manufacturing concerns.  Our principal products in this segment include Fourth Shift, our core manufacturing enterprise software solution aimed at small- to mid-sized manufacturers; evolution, a software system designed to serve niche manufacturing markets that is particularly suitable for ‘converter’ manufacturers; Demand Stream, a lean enterprise automation software system that was introduced in 2003; and Fourth Shift Edition for SAP Business One, our newest product, which is integrated with SAP’s Business One product suite for sale by SoftBrands, and through SAP’s sales channels, to medium-sized manufacturers.  Our hospitality business designs, develops and sells software and services that support the enterprise information management needs of hotels and resorts.  Principal products in the hospitality segment include Medallion, a windows-based property management system designed primarily for medium-service independent hotels and hotel chains; PORTfolio, a comprehensive client/server hotel system for both the front- and back-office operations of single-site and multi-property hotels; and RIO, a leisure management system that supports the activities of spas, health clubs and resorts.

We derive revenue in both of our reportable segments through sale of licenses to use our software products, and by providing services required to maintain our products, to install and implement our products, and in some cases to customize or create extensions for our products.  On occasion we also sell hardware products of third-party vendors on a distribution basis for the convenience of our customers and sell licenses to third-party software programs.  Our software license revenue is heavily influenced by the timing of customer purchases and installations, and the terms under which we sell software licenses.  Our software maintenance revenue, which currently constitutes a majority of our revenue, is derived primarily from one-year contracts that require payment at the beginning of the contract term and under which we recognize revenue ratably over the one-year contract period.  Our other services revenue is normally recognized over the time services are performed.

We have been significantly affected by events that occurred in 2002 when our Former Parent incurred significant financial and legal issues that resulted in disruptions to our operations and large financial losses.   On August 2, 2002 we were spun off from our Former Parent.  From the time of the spin-off to September 30, 2003, our management focused on reorganizing SoftBrands, regaining customer confidence, obtaining acceptable financing and emerging as a financially sound business.  At the end of the September 30, 2003 fiscal year we decided to substantially restructure our operations, particularly in our hospitality business, in order to return to positive cash flow.  We reduced personnel, office locations and commitments in September 2003, which resulted in significant restructuring charges.

In fiscal year 2004, we capitalized on various strategic steps taken during 2003 to renew growth in new license sales of the Fourth Shift and other manufacturing products; and agreed to a significant joint initiative to develop software for medium-sized manufacturing concerns as part of the SAP Business One product suite.  In our hospitality operations, following the restructuring of September 30, 2003, we completed new versions of our leading software products and obtained renewed customer interest in our products and services.  Additional restructuring charges of $491,000 were recorded in the first six months of 2004 for ongoing costs associated with the September 2003 restructuring plan and further facilities consolidation.

We invested significant time and management effort in fiscal year 2004 planning and finalizing our operational structure, and we did not fully operate under this new structure until the beginning of fiscal 2005.  Although we expect this new structure and several of our other initiatives to benefit future operations, we believe our growth in the remainder of fiscal year 2005 and beyond will substantially depend on successful introduction of the Fourth Shift Edition for SAP Business One product and our success in generating increased interest in the hospitality Medallion product.

The latest release of Medallion 6.0 was made available to the hospitality market on January 24, 2005.  There has been growing interest in this product from several target customers as well as a growing number of our current customers that are interested in migrating to the newer platform.  Another significant milestone was the release of Fourth Shift Edition for SAP Business One, which was released for general availability in the United States on April 29, 2005.  As of March 31, 2005, we had already signed contracts with nine customers for delivery of this product when available.

Critical Accounting Policies and Estimates

The preparation of the financial information contained in this Form 10-Q requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate these estimates on an ongoing basis, including those related to revenue recognition, the valuation allowance for deferred tax assets, the valuation of our accounts receivable, the valuation of our intangible assets, including goodwill, and the recording of restructuring charges. There have been no material changes to the critical accounting policies as discussed in greater detail in the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10 as filed with the SEC on January 14, 2005, as amended on March 15, 2005 and May 6, 2005.

Results of Operations

For the three months ended March 31, 2005, we reported total revenue of $17.4 million and net loss of $895,000, or $0.02 per share, compared to total revenue of $16.8 million and a net loss of $7.3 million, or $0.18 per share, for the same period in 2004.  The improvement in results reflects a $1.2 million increase in gross profit, which was more than offset by a $1.7 million increase in selling, general and administrative expenses.  Further, we recorded charges of $6.0 million during the 2004 three month period related to our mandatorily redeemable common stock warrant, and $365,000 of restructuring-related charges.  For the six months ended March 31, 2005, we reported total revenue of $34.7 million and a net loss of $1.6 million, or $0.04 per share, compared to total revenue of $34.2 million and a net loss of $7.6 million, or $0.19 per share, for the same period in 2004.

The following table summarizes revenue and operating results by reportable segment for the three and six months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005		2004		% Change
Thousands	Revenue	Operating Income (Loss)	Revenue	Operating Income (Loss) (1)	Revenue	Operating Income (Loss)

Manufacturing	$11,951	$3,025	$12,299	$1,951	(2.8)%	55.0%
Hospitality	5,435	1,472	4,509	179	20.5%	723.3%
Corporate		(4,094)		(2,107)		94.3%

Total Company	$17,386	$403	$16,808	$23	3.4%	1,652.2%

	Six Months Ended March 31,
	2005		2004		% Change
Thousands	Revenue	Operating Income (Loss)	Revenue	Operating Income (Loss) (1)	Revenue	Operating Income (Loss)

Manufacturing	$24,372	$6,368	$24,527	$5,282	(0.6)%	20.6%
Hospitality	10,291	1,931	9,696	(326)	6.1%	NM
Corporate		(7,732)		(6,059)		27.6%

Total Company	$34,663	$567	$34,223	$(1,103)	1.3%	NM

NM: Percentage not meaningful.

(1) Certain reclassifications were made to unallocated corporate expenses in fiscal 2004 to conform with the 2005 presentation.

Total revenue increased $578,000, or 3.4%, in the three months ended March 31, 2005 compared to the three months ended March 31, 2004, reflecting a 2.8% decrease in manufacturing revenue offset by an increase of 20.5% in hospitality revenue.  Our operating income increased $380,000 in the three months ended March 31, 2005, including a $1.1 million increase in the manufacturing group and a $1.3 million increase in the hospitality group offset by increased corporate expenses of $2.0 million.  The corporate costs include unallocated shared services charges such as executive management, finance, marketing, IT, legal and audit among others.  Approximately $1.0 million of the increase in corporate expense is due to outside costs associated with our Sarbanes-Oxley internal control project.  The remainder of the change is due to general increases in the shared services listed above and reflects requirements of being a publicly reporting company and expanded marketing programs.

Our total revenue increased $440,000, or 1.3%, in the six months ended March 31, 2005 compared to the six months ended March 31, 2004, reflecting a 0.6% decrease in manufacturing revenue offset by an increase of 6.1% in hospitality revenue.  Our operating income increased $1.7 million, including a $1.1 million increase in our manufacturing group and a $2.3 million increase in our hospitality group, offset by a $1.7 million increase in corporate expenses, including approximately $1.0 million in Sarbanes-Oxley compliance costs.  Although both reportable segments are showing improvement in operating profit, the hospitality improvement is more significant because the fiscal 2005 period includes a restructuring benefit of $261,000 while the fiscal 2004 period included restructuring charges of $365,000.

As part of the restructuring of our hospitality operations begun in September 2003, we consolidated some of the operational and strategic management of our two operational segments.  Also as a result of this consolidation, some of the expenses that were previously incurred within our reportable segments are now classified as part of our corporate group.  Prior year segment information has been reclassified to conform to this new presentation.

Revenue.  The following table summarizes revenue by reportable segment, revenue type and geography for the three and six months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005			2004			% change
Thousands	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total

Revenue Type:
Software licenses	$1,632	$851	$2,483	$1,863	$293	$2,156	(12.4)%	190.4%	15.2%
Maintenance	7,680	3,315	10,995	7,426	3,345	10,771	3.4%	(0.9)%	2.1%
Professional services	2,381	869	3,250	2,459	599	3,058	(3.2)%	45.1%	6.3%
Third-party software and hardware	258	400	658	551	272	823	(53.2)%	47.1%	(20.0)%
	$11,951	$5,435	$17,386	$12,299	$4,509	$16,808	(2.8)%	20.5%	3.4%

Geography:
Americas	$7,287	$2,274	$9,561	$7,421	$1,620	$9,041	(1.8)%	40.4%	5.8%
Europe, Middle East & Africa	3,029	2,516	5,545	3,454	2,170	5,624	(12.3)%	15.9%	(1.4)%
Asia Pacific	1,635	645	2,280	1,424	719	2,143	14.8%	(10.3)%	6.4%
	$11,951	$5,435	$17,386	$12,299	$4,509	$16,808	(2.8)%	20.5%	3.4%

	Six Months Ended March 31,
	2005			2004			% change
Thousands	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total

Revenue Type:
Software licenses	$3,440	$1,340	$4,780	$3,643	$665	$4,308	(5.6)%	101.5%	11.0%
Maintenance	15,267	6,861	22,128	14,648	7,276	21,924	4.2%	(5.7)%	0.9%
Professional services	5,040	1,389	6,429	5,259	1,206	6,465	(4.2)%	15.2%	(0.6)%
Third-party software and hardware	625	701	1,326	977	549	1,526	(36.0)%	27.7%	(13.1)%
	$24,372	$10,291	$34,663	$24,527	$9,696	$34,223	(0.6)%	6.1%	1.3%

Geography:
Americas	$14,942	$4,096	$19,038	$14,913	$3,997	$18,910	0.2%	2.5%	0.7%
Europe, Middle East & Africa	6,132	4,890	11,022	6,614	4,447	11,061	(7.3)%	10.0%	(0.4)%
Asia Pacific	3,298	1,305	4,603	3,000	1,252	4,252	9.9%	4.2%	8.3%
	$24,372	$10,291	$34,663	$24,527	$9,696	$34,223	(0.6)%	6.1%	1.3%

Manufacturing Segment:

Our license revenue from manufacturing software decreased by $231,000, or 12.4% in the three months ended March 31, 2005 compared to the three months ended March 31, 2004, and decreased by $203,000, or 5.6%, in the six months ended March 31, 2005 compared to the same period in 2004.  The decrease was due to a number of factors, including a $90,000 decrease in the three month period and a $254,000 decrease in the six month period in revenue from licenses of our Fourth Shift product, and a $412,000 decrease in the three month period and a $344,000 decrease in the six month period in revenue from evolution.   Reduced revenue for Fourth Shift was at least partially attributable to increased marketing for Fourth Shift Edition for SAP Business One, and the transfer of some of our U.S. sales force from Fourth Shift to Fourth Shift Edition.  We have deferred all revenue for Fourth Shift Edition until after its general release, which occurred in April 2005.  Consistent with this release and the shipment of product, we recorded approximately $340,000 in revenue from Fourth Shift Edition in the third quarter of fiscal 2005 for contracts signed prior to March 31, 2005.

Our maintenance revenue for manufacturing products increased by $254,000, or 3.4%, during the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004, and increased by $619,000, or 4.2%, during the six months ended March 31, 2005, compared to the same period in 2004.  The growth in manufacturing maintenance revenue was derived from continued low attrition rates, an increase in new software sales, and therefore new active accounts, during the year ended September 30, 2004, and customer adoption of new services in our Americas region, such as our remote system management service, which were not available in the prior year.  Professional services revenue decreased 3.2% during the three months ended March 31, 2005 compared to the three months ended March 31, 2004 and decreased 4.2% during the six months ended March 31, 2005 compared to the same period in 2004.  The decline in professional services revenue is primarily due to directing some of the Americas implementation and consulting resources to the Fourth Shift Edition product.  In addition, we had a large DemandStream consulting project in 2004 for which we recognized professional services revenue of $262,000 that was not replicated in 2005.  Third party software and hardware revenue decreased by $293,000 in the three month period and by $352,000 in the six months ended March 31, 2005 compared to the same periods of 2004, due in large part to two specific hardware orders in 2004.   Sales of third party hardware and software products is generally done as a courtesy to provide a full solution to our customers.  Our revenue and gross profit from third party products will fluctuate based on mix and customer demand.

Geographically, we experienced strong growth in China, and we expect this to continue as the Chinese economy continues to expand.  Much of the customer demand in China comes from existing U.S. and UK customers with offshore facilities there.  Our EMEA region reported lower revenue in 2005 than 2004 due to large deals in 2004 that did not recur.  Additionally the EMEA region is transitioning its sales strategy and the region has not yet benefited from this change which we believe will strengthen the long-term performance.  The Americas region has had some reduction in license revenue due to our shift in sales and marketing efforts to new products.  We have been successful, however, in offsetting some of the license revenue fallout with revenue from our RSA maintenance support product, and expect some recovery in Americas manufacturing license revenue with the release of Fourth Shift Edition in the third quarter of fiscal 2005.

Hospitality Segment:

Total hospitality revenue increased $926,000 or 20.5% in the three months ended March 31, 2005 compared to the prior year and increased $595,000 or 6.1% in the six month period.  The increase during the three month period over the prior year was primarily due to the completion of a large custom development project to add time share capability to PORTfolio, our flagship hospitality product.  This project generated approximately $500,000 combined license and professional services revenue.  Revenue in both the three and six month periods in 2004 was unusually low because, in September 2003, we stopped actively selling hospitality products in all but the EMEA region, and instead focused hospitality resources on stabilization of and enhancement of Medallion for the U.S. market.   Renewed sales efforts in fiscal 2005 are generating positive results.

Software license revenue increased from $293,000 during the three months ended March 31, 2004 to $851,000 during the three months ended March 31, 2005, and from $665,000 during the six months ended March 31, 2004 to $1.3 million during the six months ended March 31, 2005   The increase during both periods was attributable to license revenue previously deferred due to outstanding development commitments and stabilization of the hospitality products with releases of Medallion 6.0 and PORTfolio 3.1.  The 0.9% decline in hospitality maintenance revenue during the three months ended March 31, 2005 and the 5.7% decline during the six months ended March 31, 2005, from the comparable periods in 2004 were due to a number of factors including: normal attrition, lower than typical replacement from new license revenues and discounted renewal maintenance rates offered for multi-year commitments.  There was a 45.1% increase in professional services revenue during the three months ended March 31, 2005 and a 15.2% increase during the six months ended March 31, 2005, over the comparable periods in 2004, due to the completion of a large custom development project.

The small increase in hospitality revenue in the Americas region was due to the aforementioned custom development project.  The increase in revenue in the hospitality EMEA region was due primarily to sales of Medallion throughout the region with the release of Medallion 6.0.  The EMEA region also realized added revenue from the migration of existing customers to PORTfolio 3.1.  We are experiencing strong business partner activity in central Europe and are optimistic that Medallion 6.0 will continue to provide a revenue stream.

Gross Margin.  The following table summarizes gross margin percentages by reportable segment and revenue type for the three and six months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005			2004
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total

Software licenses	48.2%	71.4%	56.2%	52.5%	(80.5)%	34.5%

Maintenance	76.2%	50.2%	68.4%	74.5%	47.1%	66.0%

Professional services	15.2%	31.9%	19.7%	15.1%	51.8%	22.3%

Third-party software and hardware	31.0%	48.3%	41.5%	(3.6)%	50.0%	14.1%

Total	59.3%	50.5%	56.5%	55.8%	39.6%	51.5%

	Six Months Ended March 31,
	2005			2004
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total

Software licenses	50.0%	63.7%	53.8%	49.8%	(6.9)%	41.1%

Maintenance	76.9%	49.3%	68.3%	74.0%	50.4%	66.2%

Professional services	18.8%	20.7%	19.2%	21.1%	15.8%	20.1%

Third-party software and hardware	27.5%	46.2%	37.4%	12.5%	25.5%	17.2%

Total	59.8%	47.1%	56.0%	56.6%	40.7%	52.1%

Manufacturing Segment:

The slight decrease in manufacturing software license gross margin percentage during the three months ended March 31, 2005 over the comparable period in 2004 period is due to a decrease in revenues while product amortization remains relatively fixed.  Cost of license revenue consists of amortization of acquired software, the amortization of capitalized costs for internally developed software, and the cost of third-party software embedded in some of our products.  Amortization is relatively fixed while royalty costs to third parties can fluctuate depending on product mix.  We expect some recovery in Americas manufacturing license revenue and gross margin with the release of Fourth Shift Edition in the third quarter of fiscal 2005.

The slight improvement in maintenance gross profit percentage in both the three and six months ended March 31, 2005 over the comparable periods in 2004 is due both to an increase in related revenue and to cost savings, as the incremental revenue generated by the new offerings in the Americas region did not result in significant additional costs.  In addition, we achieved cost savings resulting from our support center in Bangalore, India, which, having grown from five people in December 2003 to 22 people in March 2005, became fully operational in late 2004.  Third-party software and hardware gross margin improved substantially to 31.0% during the three months and 27.5% during the six months ended March 31, 2005 from a slight negative margin in the comparable prior year three month period and a 12.5% margin during the prior year six month period.  The improvement is due to mix.

Hospitality Segment:

Hospitality software license gross margin percentage was 71.4% during the three months, and 63.7% during the six months ended March 31, 2005, compared to negative gross margins during the same periods of 2004.  The negative margins in 2004 were due to low revenue levels combined with fixed amortization expense.

Improvements in hospitality maintenance gross margin percentage are expected as we move closer to bringing our Bangalore hospitality support center into operation.  This project, started late in fiscal 2004, is expected to contribute to our efforts to control costs later in fiscal 2005, although we believe full benefits from this investment will be realized in fiscal 2006.   In the first quarter of fiscal 2004, the hospitality segment’s professional services organization had not yet realized the benefits of the reorganization announced in September 2003.  The improvement year-over-year is due largely to the steps taken during the first quarter of 2004 that did not have a significant impact until subsequent quarters. However, delayed delivery of hospitality product upgrades limited our ability to provide expected upgrade services to customers, and resulted in a low professional services gross profit percentage of 1.9% for the first quarter of 2005.  This improved to 31.9% in the second quarter of 2005.   In our European operations, the professional services gross profit percentage was also adversely affected by the requirement to utilize consulting resource in non-billable product upgrade testing activities.  We expect an improved gross profit percentage in the hospitality sector as the recent releases of the PORTfolio 3.1 and Medallion 6.0 products contribute more to revenue.

Operating Expenses.  The following table summarizes operating expenses for the three and six months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005		2004
Thousands		% of Total Revenue		% of Total Revenue	% Change

General and administrative	$5,076	29.2%	$4,005	23.8%	26.7%
Selling and marketing	2,579	14.8%	1,997	11.9%	29.1%
Research and product development	2,027	11.7%	2,260	13.4%	(10.3)%
Restructuring related charges	(261)	(1.5)%	365	2.2%	NM
Total operating expenses	$9,421	54.2%	$8,627	51.3%	9.2%

	Six Months Ended March 31,
	2005		2004
Thousands		% of Total Revenue		% of Total Revenue	% Change

General and administrative	$9,913	28.6%	$8,796	25.7%	12.7%
Selling and marketing	5,169	14.9%	4,248	12.4%	21.7%
Research and product development	4,029	11.6%	4,408	12.9%	(8.6)%
Restructuring related charges	(261)	(0.8)%	1,491	4.4%	NM
Total operating expenses	$18,850	54.4%	$18,943	55.4%	(0.5)%

Operating expenses before restructuring costs increased quarter-over-quarter in dollars and as a percentage of revenue.  The increase in general and administrative expense was due to approximately $1.0 million of external professional fees associated with our Sarbanes-Oxley compliance project, which began in the first quarter of 2005.  In addition, we expanded our selling and marketing efforts associated with the manufacturing segment’s Fourth Shift Edition for SAP Business One product line and our corporate re-branding.  Research and development expenses for manufacturing as a percentage of manufacturing revenue was 11.6% during the three months ended March 31, 2005 and 12.4% during the three months ended March 31, 2004, and was 11.4% for the six months ended March 31, 2005 and 12.8% during the six months ended March 31, 2004.  Research and product development expense was unusually high in the first quarter of 2004 due to intensive efforts to improve certain hospitality products.  Research and development expenses for hospitality decreased to 11.8% of hospitality revenue during the three months ended March 31, 2005 compared with 16.3% during the three months ended March 31, 2004.  Research and development expenses for hospitality was 12.1% of revenue during the six months ended March 31, 2005 compared to 13.1% during the six months ended March 31, 2004.  On March 2, 2005 the SEC announced a deferral of certain provisions of the Sarbanes-Oxley act for non-accelerated filers.  Due to the deferral, we were able to postpone some of the work and related expenses that we had originally anticipated incurring in the third and fourth quarters of fiscal 2005.  Although we will continue to work on meeting the requirements of the Sarbanes-Oxley Act, we will take advantage of the extension by performing the remaining work at a more controlled pace and we will utilize internal resources to a greater extent.  Some of the costs for testing and attestation services that were originally anticipated in the second half of fiscal year 2005 will be deferred to 2006.  We expect that selling and marketing expense, and research and product development expense will continue at levels similar to those in the first quarter, with a possible increase in selling expenses concurrent with the release of Fourth Shift Edition for SAP Business One for the U.S. market.

The restructuring charge of $1.5 million in the six months ended March 31, 2004 reflects $506,000 of additional charges for employee severance expenses and other costs related to the ongoing implementation of the September 2003 hospitality reorganization plan, which resulted in the elimination of 120 positions.  Charges were taken in September 2003 covering severance for approximately 90 of the employees, and in the six months of fiscal 2004, additional charges related to the majority of the remaining 30 employees were incurred, along with other costs.  In addition, charges of $785,000 were taken related to two leased international facilities that we ceased using, and a charge of $200,000 was taken to increase a lease-related accrual originally established in December 2001.  Our expectations regarding our ability to reduce the lease obligation through subleasing the space were revised and resulted in the additional charge.

In March 2005, we successfully negotiated an early termination of our lease in Woking, UK.  In exchange for release of all future obligations on this lease, we made a final payment of approximately $500,000.  Following this payment, we reversed the remaining liability from our accounts, which resulted in a $180,000 credit to restructuring expense.  In addition, during the three months ended March 31, 2005, we reversed $81,000 of severance-related restructuring accrual, due to lower than expected severance costs.

Cash payments of $105,000 were made during the six months ended March 31, 2005 related to employee severance and $515,000 related to lease commitments.  A balance of $333,000 of accrued restructuring charges remained at March 31, 2005.  Those costs will not affect our fiscal year 2005 operating results but will require the expenditure of cash over time for severance and to a lesser extent for lease termination costs.  Severance payments will continue through the end of fiscal 2005 with the exception of $176,000 of retirement benefits which will be paid over a longer period.

Non-Operating Income and Expenses.  The following table summarizes non-operating income and expenses for the three and six months ended March 31, 2005 and 2004:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
Thousands	2005	2004	2005	2004

Interest expense	$1,022	$1,230	$2,025	$2,268
Expense from change in value of mandatorily redeemable common stock warrant		6,040		6,423
Other expense (income), net	86	44	(187)	18
Provision for income tax	190	133	290	143
Income from discontinued operations, net of tax		(133)		(2,339)

Interest expense is related to our long-term institutional debt incurred in November 2002.  It includes cash interest expense, amortization of capitalized financing costs and debt accretion of an original issue discount.

Our statements of operations for the three and six months ended March 31, 2004 include charges for the change in value of the mandatorily redeemable common stock warrant we issued as part of the long-term institutional debt financing in November 2002.  During the three months ended March 31, 2004, the put warrant fair value appreciated by $6.0 million, resulting in non-operating expense during the period.  During the six months ended March 31, 2004, the put warrant fair value appreciated by $6.4 million.  In August 2004, this put warrant was exchanged for Series B convertible preferred stock and a new common stock warrant.  As a result, revaluation of this put warrant is no longer required.

Other expense (income), net, primarily consists of the effect of changes in foreign exchange rates on intercompany payables denominated in U.S. dollars.  A significant portion of this transaction gain is the direct result of the change in exchange rates between the British Pound and the U.S. Dollar.  We do not currently utilize any derivative security instruments or engage in any hedging activities.

Our tax provision for all periods consists of amounts for our estimated domestic federal and state liabilities and international tax liabilities.  Our tax provision fluctuates due to the mix of forecasted results between domestic operations and our international subsidiaries.  In addition, for the three and six months ended March 31, 2004, $30,000 and $120,000 of income tax expense, respectively, was recorded as part of discontinued operations.  Finally, we have not recorded certain income tax benefits in either of the periods presented due to continued uncertainty regarding our ability to realize our deferred tax assets.  We consider the earnings of our international subsidiaries to be indefinitely invested abroad, and do not foresee the American Jobs Creation Act of 2004 having a material impact upon our financial position.

In accordance with the bankruptcy and reorganization plan of AremisSoft Corporation, our former parent, we retained a 10% interest in net collections by the liquidating trust established to pursue litigation claims and collection of assets remaining in AremisSoft after bankruptcy.  In December 2003, we received a cash distribution of $2.9 million from the liquidating trust, which was recorded as income from discontinued operations.  In addition, we recorded a $619,000 charge for additional obligations of the discontinued operations in the quarter ended December 31, 2003, and a $153,000 benefit in the quarter ended March 31, 2004.  These amounts were recorded net of an income tax provision of $120,000.  We have been advised that the liquidating trust has reached settlement in one of the actions it is pursuing and anticipates, in accordance with that settlement, a substantial collection within the next several months.  We have not been advised as to the precise amount of the anticipated collection, the exact timing of the collection, or whether the liquidating trust will make an immediate distribution to its beneficiaries and SoftBrands.  If a distribution occurs, we intend to recognize any such distribution upon cash receipt and reflect this as income from discontinued operations.

Liquidity and Capital Resources

As of March 31, 2005, we had $9.1 million of cash and cash equivalents.  Our working capital deficit (current assets less current liabilities), increased from $13.4 million at September 30, 2004 to $15.1 million at March 31, 2005.  This increase in working capital deficit is due to the reclassification from long-term to current of the $2.0 million principal payment of debt that is due on December 31, 2005, offset by improvements in other working capital balances, most significantly, accrued expenses.  The working capital deficit at March 31, 2005 includes deferred revenue of $19.8 million.  Deferred maintenance revenues comprise the majority of our deferred revenues and our cost to perform these revenues has recently been between 30% and 35% of total maintenance revenue.   Our most significant source of operating cash flows is derived from license, maintenance and service fees.  Our primary uses of cash from operating activities are for employee costs, third-party costs for services and the cost of our facilities.

Cash Flows from Operating Activities.  We generated $550,000 of cash from operating activities in the six months ended March 31, 2005, compared to cash used of $252,000 in the comparable prior year period.  The two most significant changes between the two periods are an $8.4 million reduction from 2004 to 2005 in the loss from continuing operations, and the $6.4 million change in valuation of mandatorily redeemable common stock.  This non-cash item was recorded in 2004 as an operating expense and is no longer required due to the exchange of this put warrant for Series B convertible preferred stock and a new common stock warrant.   Additionally, other non-cash charges decreased by $2.8 million.   We had $3.2 million of non-cash expenses in the six months ended March 31, 2005, including $2.9 million of depreciation and amortization and $586,000 for non-cash interest charges.  This compares to other non-cash expenses of $6.0 million in the prior year, including $3.6 million of depreciation and amortization, $1.5 million of restructuring charges and $792,000 for non-cash interest.

Changes in operating assets and liabilities produced a cash usage of $1.1 million in the six months ended March 31, 2005 as compared to a $2.7 million usagein the prior year. The most significant cash flow changes between the two periods relate to accounts payable and accrued restructuring costs.  In the six months ended March 31, 2004, we used $4.7 million for the reduction of these balances compared to $801,000 in the six months ended March 31, 2005.  The 2004 period included significant cash payments for restructuring related expenses and to bring vendor accounts current.  We generated cash of $1.4 million and $2.8 million from increased deferred revenue during the six months ended March 31, 2005 and 2004, respectively.

In December 2003, we received a cash distribution of $2.9 million from the liquidating trust established following the AmerisSoft bankruptcy, which is reflected as cash from discontinued operations.

We believe that increased profitability and effective working capital management will yield cash generation from operating activities in the remainder of fiscal 2005.

Cash Flows from Investing Activities. We used $549,000 of cash in investing activities during the six months ended March 31, 2005 and $499,000 during the six months ended March 31, 2004.  We had limited expenditures for acquired technology or other intangible assets, reflecting our strategy following the September 2003 restructuring plan to focus hospitality development efforts on existing products and existing customers.  We did have expenditures to upgrade and replace some of our internal computer hardware and other equipment.  We expect investing activities in the remainder of fiscal 2005 to consist primarily of internal technology and system upgrades.

Cash Flows from Financing Activities.  We used $226,000 of cash in financing activities in the six months ended March 31, 2005 and $745,000 in the six months ended March 31, 2004, primarily related to payments for debt incurred in connection with acquisitions.

Commitments and Capital Adequacy.  As of March 31, 2005, our primary commitments are for indebtedness and interest payments under our debt agreement and for leased office space in Minneapolis, Minnesota; Wichita, Kansas; Golden, Colorado; Reading, UK; Tianjin, China; and Sydney, Australia and payments on the long-term debt and lease obligations.

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

The debt agreement requires us to satisfy covenants relating to our EBITDA, our fixed charge coverage ratio, our leasehold expense and other items.  If we violate these covenants, the debt agreement provides that CRP may accelerate and require us to immediately repay the indebtedness.   Although we are currently in compliance with all of the covenants in that agreement and expect that we will continue to comply with the covenants during the coming twelve months, we were required to renegotiate the debt agreement in the past when we expected that our operations would not satisfy the covenants.  We cannot be certain that, if we were to violate the debt agreement, CRP would be agreeable to renegotiation in the future, and it if it were not, we would be required to find alternative financing to repay the debt, or risk that CRP would seek to dispose of some or all of our assets to repay the debt.  We currently do not have arrangements for alternative financing, and if we were forced to obtain financing in a short period of time to avoid default, the terms of that financing might be very disadvantageous to us and to our stockholders.  We believe it is probable we will meet our covenants with CRP for the next twelve months and therefore the portion of our CRP debt with scheduled payments beyond March 31, 2006 is classified as long-term.

If we were to choose to raise additional capital through the sale of debt, unless we simultaneously repaid our indebtedness to CRP, we would be required to obtain their consent to incur amounts which in the aggregate exceed approximately $6 million of additional indebtedness.  If we were to choose to raise additional capital through the sale of preferred stock, unless we simultaneously redeemed our Series B convertible preferred stock, we would be required to obtain CRP’s consent to issue preferred stock having a dividend or liquidation preference senior to our Series B convertible preferred stock.

Subject to remaining in compliance with our debt agreement, we believe that cash flows from operations, expected to improve in the remainder of fiscal 2005, together with our cash and cash equivalents, will be sufficient to meet our commitments and our cash requirements for at least the next twelve months.  We also believe the restructuring programs implemented in September 2003 should improve our cash flows from operations over time.  Finally, as more fully described in the Non-Operating Income and Expense section,  there is a possibility that our cash position will be further enhanced by a distribution from the liquidating trust.

Contractual Obligations.  A table summarizing our significant contractual obligations is included in our Form 10 as filed with the SEC on January 14, 2005, as amended on March 15, 2005 and May 6, 2005.  There were no significant changes to our contractual obligations during the six months ended March 31, 2005.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board published SFAS No. 123 (revised 2004), Share-Based Payment.  SFAS No. 123(R) revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based payment transactions using APB Opinion No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations based on the grant-date fair value of those instruments. The revised statement is effective for us on October 1, 2005.  We are currently determining what impact the newly issued statement will have on our results of operations and financial position.  See the “Stock-Based Compensation” discussion in Note 3 to the Consolidated Financial Statements, which includes the pro forma impact of recognizing stock-based compensation under SFAS No. 123, on our net loss and loss per common share for the three and six months ended March 31, 2005 and 2004.

Forward-Looking Statements

Our Form 10-Q contains a number of statements about our future operations.  We make statements regarding anticipated product introductions, changes in markets, customers and customer order rates, expenditures in research and development, growth in revenue, taxation levels, the effects of pricing, and the growth in our foreign operations, all of which represent our expectations and beliefs about future events.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar words and expressions.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from those expressed or implied by these forward-looking statements.  The factors that may cause our operations to vary materially from those contemplated by our forward-looking statements are described in detail in our Form 10 as filed with the SEC on January 14, 2005, as amended on March 15, 2005 and May 6, 2005, and include:

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

•                  The effect of a change, effective for the first annual period beginning after June 15, 2005, in accounting for stock options and other stock based benefits on our reported operating results.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in market risk for the Company in the period covered by this report. See the Company’s Form 10 as filed with the SEC on January 14, 2005, as amended on March 15, 2005 and May 6, 2005, for a discussion of market risk for the Company.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our current disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1—Legal Proceedings

We are periodically engaged in litigation in the ordinary course of business, including litigation seeking return of software licensing and servicing fees.  We do not believe that any of such litigation is material to our ongoing operations.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3—Defaults on Senior Securities

Not applicable.

Item 4—Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5—Other Information

Not applicable.

Item 6—Exhibits

31.1                           Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – George H. Ellis.

31.2                           Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – David G. Latzke.

32.0         Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2005

SoftBrands, Inc.

	By:	/s/ DAVID G. LATZKE
David G. Latzke Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENTS

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – George H. Ellis.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – David G. Latzke.

32.0	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002