Form 10-Q
period 2005-06-30
SoftBrands, Inc.
filed 2005-08-19
CIK 1311926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

The number of shares of the registrant’s common stock outstanding as of August 10, 2005 was 40,030,000.

Form 10-Q

Index

Part I.	Financial Information
Item 1.	Financial Statements
Consolidated Balance Sheets at June 30, 2005 and September 30, 2004
Consolidated Statements of Operations for the three and nine months ended June 30, 2005 and 2004 (restated)
Consolidated Statements of Cash Flows for the nine months ended June 30, 2005 and 2004 (restated)
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

Signatures

PART I.   Financial Information

ITEM 1.  Financial Statements

SoftBrands, Inc.

Consolidated Balance Sheets

in thousands, except per share data

(unaudited)

	June 30,	September 30,
	2005	2004

Assets
Current assets
Cash and cash equivalents	$20,458	$9,719
Accounts receivable, net	7,093	6,289
Prepaid expenses and other current assets	1,275	1,224
Total current assets	28,826	17,232

Furniture, fixtures and equipment, net	2,230	2,382
Restricted cash	716	846
Goodwill	22,947	22,947
Intangible assets, net	4,791	7,917
Other long-term assets	863	1,127
Total assets	$60,373	$52,451

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt and capital leases	$2,444	$547
Accounts payable	2,498	2,169
Accrued expenses	5,530	6,775
Accrued restructuring costs	285	1,214
Deferred revenue	17,920	18,014
Other current liabilities	1,885	1,892
Total current liabilities	30,562	30,611

Long-term debt and capital leases	16,013	17,675
Other long-term liabilities	385	594
Total liabilities	46,960	48,880

Stockholders’ equity
Series A and undesignated preferred stock, $0.01 par value; 10,668 shares authorized; no shares issued or outstanding
Series B convertible preferred stock, $0.01 par value; 4,332 shares authorized, issued and outstanding; liquidation value of $4,591	5,068	5,068
Common stock, $0.01 par value; 110,000 shares authorized; 40,030 shares issued and outstanding	400	400
Additional paid-in capital	172,497	172,497
Accumulated other comprehensive loss	(1,777)	(1,146)
Accumulated deficit	(162,775)	(173,248)
Total stockholders’ equity	13,413	3,571
Total liabilities and stockholders’ equity	$60,373	$52,451

The accompanying notes are an integral part of these consolidated financial statements.

SoftBrands, Inc.

Consolidated Statements of Operations

in thousands, except per share data

(unaudited)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
		(restated)		(restated)
Revenue
Software licenses	$3,116	$2,766	$7,896	$7,074
Maintenance	10,923	10,979	33,051	32,903
Professional services	3,626	2,665	10,055	9,130
Third-party software and hardware	1,330	775	2,656	2,301
Total revenue	18,995	17,185	53,658	51,408

Cost of revenues
Software licenses	1,376	1,234	3,584	3,774
Maintenance	3,574	3,583	10,585	10,997
Professional services	2,765	2,574	7,962	7,738
Third-party software and hardware	1,157	532	1,987	1,797
Total cost of revenues	8,872	7,923	24,118	24,306
Gross profit	10,123	9,262	29,540	27,102

Operating expenses
Selling, general and administrative	7,300	6,543	22,382	19,587
Research and product development	2,213	2,242	6,242	6,650
Restructuring related		220	(261)	1,711
Total operating expenses	9,513	9,005	28,363	27,948
Operating income (loss)	610	257	1,177	(846)

Interest expense	(1,021)	(1,043)	(3,046)	(3,311)
Change in value of mandatorily redeemable common stock warrant		3,102		(3,321)
Other income (expense), net	111	77	298	59
Income (loss) from continuing operations before provision for income taxes	(300)	2,393	(1,571)	(7,419)

Provision for (benefit from) income taxes	(251)	(764)	39	(711)
Income (loss) from continuing operations	(49)	3,157	(1,610)	(6,708)

Discontinued operations
Income (loss) from discontinued operations, net of tax	12,083	(881)	12,083	1,355
Net income (loss)	$12,034	$2,276	$10,473	$(5,353)

Basic earnings (loss) per common share
Continuing operations	$—	$0.08	$(0.04)	$(0.17)
Discontinued operations	$0.30	$(0.02)	$0.30	$0.03
Net income (loss)	$0.30	$0.06	$0.26	$(0.13)

Diluted earnings (loss) per common share
Continuing operations	$—	$0.07	$(0.04)	$(0.17)
Discontinued operations	$0.30	$(0.02)	$0.30	$0.03
Net income (loss)	$0.30	$0.05	$0.26	$(0.13)

Weighted average basic shares outstanding	40,030	40,030	40,030	40,010

Weighted average diluted shares outstanding	40,030	44,608	40,030	40,010

The accompanying notes are an integral part of these consolidated financial statements.

SoftBrands, Inc.

Consolidated Statements of Cash Flows

in thousands

(unaudited)

	Nine Months Ended
	June 30,	June 30,
	2005	2004
		(restated)
Cash flow from operating activities
Loss from continuing operations	$(1,610)	$(6,708)
Adjustments to reconcile loss from continuing operations to net cash provided by continuing operations
Depreciation and amortization	4,336	5,393
Change in value of mandatorily redeemable common stock warrant		3,321
Noncash interest expense	884	1,087
Foreign currency transaction gains (losses)	(221)	5
Restructuring related	(261)	1,711
Provision for doubtful accounts	132	301
Other, net		35
Change in operating assets and liabilities
Accounts receivable, net	(887)	(372)
Prepaid expenses and other current assets	(23)	389
Accounts payable	337	(2,179)
Accrued expenses	(1,320)	(304)
Accrued restructuring costs	(748)	(2,831)
Deferred revenue	(180)	1,212
Other current liabilities	(36)	(456)
Other long-term assets and liabilities	(75)	(8)
Net cash provided by continuing operations	328	596
Net cash provided by discontinued operations	12,083	1,355
Net cash provided by operating activities	12,411	1,951
Cash flow from investing activities
Purchases of furniture, fixtures and equipment	(487)	(691)
Capitalized software development costs	(216)
Net cash used in investing activities	(703)	(691)
Cash flow from financing activities
Repayment of long-term debt and capital leases	(338)	(984)
Capitalized financing costs		(52)
Net cash used in financing activities	(338)	(1,036)
Effect of exchange rates on cash balances	(631)	(132)
Change in cash and cash equivalents	10,739	92
Cash and cash equivalents
Beginning of period	9,719	8,976
End of period	$20,458	$9,068

The accompanying notes are an integral part of these consolidated financial statements.

SoftBrands, Inc.

Notes to Consolidated Financial Statements

(unaudited)

1.                                      Basis of Presentation

The unaudited consolidated financial statements included herein reflect all adjustments, in the opinion of management, necessary to fairly state the consolidated financial position, results of operations, and cash flows of SoftBrands, Inc. (“the Company”) for the periods presented.  These adjustments consist of normal, recurring items unless otherwise noted.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts therein.  Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates.  The results of operations for the three and nine months ended June 30, 2005 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending September 30, 2005.  These statements do not contain certain information included in the Company’s annual financial statements and notes.  The accompanying interim consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Report on Form 10 as filed with the Securities and Exchange Commission (“SEC”) on January 14, 2005, and as amended on March 15, 2005, May 6, 2005 and June 24, 2005.

2.             Restatement of Consolidated Financial Statements

SoftBrands has recognized tax benefits in its income from continuing operations in the three- and nine-month periods ended June 30, 2005, and in the nine-month period ended June 30, 2004 to the extent that income from discontinued operations has been sheltered by current-period losses from continuing operations.

The Company has determined that its accounting for income taxes described in the previous paragraph related to income from discontinued operations generated by trust distributions from the AremisSoft Liquidating Trust in fiscal 2004 and its interim periods included in previous filings with the Securities and Exchange Commission was incorrect.  The income tax benefit created by the use of operating losses to shelter income from discontinued operations as a result of trust distributions in the nine-month period ended June 30, 2004 was recorded net within income from discontinued operations rather than applied as a tax benefit to continuing operations as required under SFAS No. 109, Accounting for Income Taxes.  The consolidated financial statements for the three and nine-month periods ended June 30, 2004 discussed and presented herein have been restated to correct the error resulting in increases of $881,000 and $984,000, respectively, in the income tax benefit in continuing operations. These adjustments are offset by increases in the income tax provision in discontinued operations as reflected in the table below.  This adjustment had no impact on net loss, net cash provided by operating activities or total stockholders’ equity as previously reported for the nine month period ended June 30, 2004.

	Nine Months Ended		Nine Months Ended
	June 30, 2004		June 30, 2004
	(as previously reported)	Adjustment	(as restated)

Income (loss) from continuing operations before provision for income taxes	$(7,419)		$(7,419)
Provision for (benefit from) income taxes	273	$(984)	(711)
Income (loss) from continuing operations	(7,692)	984	(6,708)
Discontinued operations
Income from discontinued operations, net of tax	2,339	(984)	1,355
Net income (loss)	$(5,353)	$—	$(5,353)
Basic and diluted earnings (loss) per common share
Continuing operations	$(0.19)	$.02	$0.17
Discontinued operations	$0.06	$(.03)	$0.03
Net Income (loss)	$0.13	$—	$(0.13)

Cash Flow
Loss from continuing operations	$(7,692)	$984	$(6,708)
Net cash provided by (used in) continuing operations	$(388)	$984	$596
Net cash provided by discontinued operations	$371	$984	$1,355

	Three Months Ended June 30, 2004 (as previously reported)	Adjustment	Three Months Ended June 30, 2004 (as restated)

Income (loss) from continuing operations before provision for income taxes	2,393		2,393
Provision for (benefit from) income tax	130	(894)	(764)
Income from continuing operations	$2,263	894	3,157
Discontinued Operations
Income from discontinued operations, net of tax	—	(881)	(881)
Net Income	$2,263	$13	$2,276

Basic earnings per common share
Continuing operations	$0.06	$.01	$.08
Discontinued operations		$(.01)	$(.02)
Net Income	$0.06	$—	$0.06

Diluted earnings (loss) per common share
Continuing operations	$0.05	$0.02	$0.07
Discontinued operations		$(0.02)	$(0.02)
Net Income (loss)	$0.05	—	$0.05

3.                                      Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board published SFAS No. 123 (revised 2004), Share-Based Payment.  SFAS No. 123(R) revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based payment transactions using APB Opinion No. 25, and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations based on the grant-date fair value of those instruments.  The revised statement will be effective for the Company on October 1, 2005.  The Company is currently determining what impact the newly issued statement will have on its results of operations and financial position.  See the “Stock-Based Compensation” discussion in Note 4, which includes the pro forma impact of recognizing stock-based compensation under SFAS No. 123 on the Company’s net income (loss) and income (loss) per common share for the three and nine months ended June 30, 2005 and 2004.

4.                                      Stock-Based Compensation

In accordance with SFAS No. 123, the Company has elected to account for employee stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations.  Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the fair value of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the stock.  The Company accounts for stock-based compensation to non-employees using the fair value method prescribed by SFAS No. 123.  The Company has implemented the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.

Pro forma net income (loss) for the three and nine months ended June 30, 2005 and 2004 was as follows:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
Thousands	2005	2004	2005	2004

Net income (loss), as reported	$12,034	$2,276	$10,473	$(5,353)
Less total stock-based compensation expense determined under fair value based method for all awards	(392)	(210)	(2,056)	(488)
Pro forma net income (loss)	$11,642	$2,066	$8,417	$(5,841)

Basic income (loss) per common share
As reported	$0.30	$0.06	$0.26	$(0.13)
Pro forma	0.29	0.05	0.21	(0.15)

Diluted income (loss) per common share
As reported	$0.27	$0.05	$0.26	$(0.13)
Pro forma	0.26	0.05	0.21	(0.15)

Options granted to employees under the 2001 Stock Incentive Plan (the only form of award granted) now vest over a three- to four-year term from the date of grant.  Vesting of outstanding options was accelerated in accordance with the terms of each option agreement to this schedule on March 15, 2005, when the Company’s registration under Section 12(g) of Securities Exchange Act of 1934 became effective.  As a result, the pro forma stock-based compensation expense for the nine months ended June 30, 2005 includes an additional $1,019,000 taken in the quarter ended March 31, 2005, to record the effect of the acceleration provisions.  As of June 30, 2005, the number of shares of the Company’s exercisable stock options was 5,995,528.

5.                                      Net Income (Loss) Per Share

Net income (loss) per share is computed under the provisions of SFAS No. 128, Earnings per Share.  Basic earnings per share is computed using net income (loss) and the weighted average number of shares outstanding.  Diluted earnings per share reflects the weighted average number of shares outstanding plus any potentially dilutive shares outstanding during the period, calculated using the “treasury stock” method.

During the nine months ended June 30, 2005, 4,332,000 shares of Series B convertible preferred stock issued in August 2004 were not considered in the calculation of basic earnings per share because the Company had net losses from continuing operations, and based on the contractual terms, the Series B convertible preferred stock does not have the obligation to share in the losses of the Company.  In accordance with EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, the Company’s Series B convertible preferred stock is considered in both the basic and diluted earnings per share calculations, in those periods in which the Company reports net income from continuing operations.  During the nine months ended June 30, 2005, 4,332,000 shares of Series B convertible preferred stock and options and warrants to purchase 14,852,000 shares of the Company’s common stock were not considered in the calculation of diluted earnings per share because the Company had net losses from continuing operations and to do so would have been antidilutive.  During the three months ended June 30, 2004, 4,578,000 shares related to options and warrants were included in the calculation of diluted earnings per share.  During the nine months ended June 30, 2004, options and warrants to purchase 16,986,000 shares of the Company’s common stock were not considered in the calculation of diluted earnings per share because the Company had net losses from continuing operations and to do so would have been antidilutive.

6.                                      Discontinued Operations (Restated)

In accordance with the bankruptcy and reorganization plan of AremisSoft Corporation, the Company’s former parent, the Company retained a 10% interest in the net collections by the Liquidating Trust established to pursue litigation claims and collection of assets remaining in AremisSoft after bankruptcy.  In December 2003, the Company received a cash distribution of $2.9 million from the Liquidating Trust, which was recorded as income from discontinued operations during the first quarter ended December 31, 2003.  In addition, the Company recorded a $619,000 charge for additional obligations of the discontinued operations in the quarter ended December 31, 2003, and a $163,000 benefit in the quarter ended March 31, 2004.  These amounts were recorded net of $1.1 million of income tax expense.  In June 2005, the Company received another distribution in the amount of $12.6 million from the Liquidating Trust that was recorded net of tax of $864,000 as income from discontinued operations.  The remaining obligations of the Former Parent are included in accrued expenses on the Company’s balance sheet at June 30, 2005.  The liability represents lease commitments and other costs associated with the Former Parent’s bankruptcy and resolution efforts.

The details of the Company’s relationship with the Former Parent are more fully described in the Company’s Report on Form 10 filed with the SEC on January 14, 2005, as amended on March 15, 2005, May 6, 2005 and June 24, 2005.

7.                                      Restructuring Related Charges

The following table presents a summary of the Company’s restructuring activities during the nine months ended June 30, 2005 and the year ended September 30, 2004:

	Employee
	Severance and
	Termination	Lease	Other
Thousands	Costs	Commitments	Costs	Total

Balance at September 30, 2003	$2,375	$968		$3,343
Restructuring charges	302	1,451	$188	1,941
Adjustments and reversals		(991)		(991)
Cash payments and other (1)	(2,211)	(680)	(166)	(3,057)
Non-cash charges used			(22)	(22)
Balance at September 30, 2004	466	748	—	1,214
Adjustments and reversals	(81)	(180)		(261)
Cash payments and other (1)	(149)	(519)		(668)

Balance at June 30, 2005	$236	$49	$—	$285

(1)                      The impact of foreign currency translation is included with cash payments.

The discussion of the Company’s restructuring activities included below is organized by the period of initiation of the different restructuring plans together with related subsequent activity.

During the year ended September 30, 2004, the Company ceased using two international facilities and recorded restructuring charges of $981,000 for ongoing lease obligations.  Of this amount, $785,000 was taken during the nine months of fiscal year 2004.  These charges are an extension of the September 2003 restructuring program (see below) and reflect the Company’s desire to consolidate certain of its hospitality and manufacturing operations.  These costs were expected to be paid in conjunction with the term of the related leases, which expire by April 2007.  In March 2005, the Company negotiated early termination of one of the leases, which resulted in a benefit of $180,000.  There has been no other activity related to these restructuring expenses other than the normal monthly cash payments due under the leases.

On September 30, 2003, the Company announced a restructuring and reorganization plan that primarily affected the hospitality segment.  The plan’s near-term focus was to support current customers’ needs and return the business to profitability.  All product strategies and investment decisions were re-assessed.  As a result, certain development projects were deferred or cancelled while other projects were afforded focused efforts to complete.  The plan included the closure or consolidation of several offices in various U.S. and international locations and the elimination of approximately 120 positions.  The initial restructuring charges related to this program were taken in September 2003.  An additional restructuring charge of $490,000 was taken during the year ended September 30, 2004, primarily for additional employee severance related to the remaining 30 identified positions and contract terminations.  Of this amount, $456,000 was taken during the first nine months of fiscal year 2004.   During the nine months ended June 30, 2005, the Company made cash severance payments of $149,000, and reversed $81,000 of the accrual, due to lower than expected severance costs.  At June 30, 2005, the remaining employee severance accrual for this program was $60,000, and this balance is expected to be paid in the Company’s fiscal year 2005.

In December 2001, the Company instituted a restructuring plan to align its cost structure with its business plan.  Under the restructuring plan, the Company reduced its workforce by approximately 20%, or 153 positions throughout the organization.  In addition to the employee termination costs, charges were taken related to excess leased space at two of the Company’s facilities.  In conjunction with the restructuring- related charges, the Company estimated future sublease income to offset the liability.  During the fiscal year ended September 30, 2004, due to the Company’s inability to negotiate acceptable sublease terms at one of the facilities, additional restructuring charges of $470,000 were taken.  In September 2004, Company management made the strategic decisions to utilize both of the leased spaces previously considered excess, and the remaining restructuring accrual of $991,000 was eliminated and a restructuring benefit recorded.  The most significant portion of this reversal relates to previously unused space at the Company’s headquarters in the United States.  Following the initiation of certain key business partnerships and the related staff increase, the Company chose to utilize the unused space for development, training and general office space.

In conjunction with the acquisition of Fourth Shift Corporation in April 2001, the Company assumed accrued restructuring liabilities related to employee termination costs and facility consolidation.  At June 30, 2005, $176,000 of this restructuring liability was remaining, and is designated for special retirement benefits that the Company is obligated to pay for three former employees.

8.                                      Comprehensive Gain/Loss

Total comprehensive income was $11.9 million and $2.1 million for the three months ended June 30, 2005 and 2004, respectively.  Total comprehensive income was $9.8 million for the nine months ended June 30, 2005, and total comprehensive loss was $5.7 million for the nine months ended June 30, 2004.  Comprehensive gain (loss) differs from net income (loss) due to foreign currency translation adjustments.

9.                                      Goodwill and Intangible Assets

The Company assesses goodwill for impairment under the annual requirement of SFAS No. 142, Goodwill and Other Intangible Assets, or when impairment indicators arise.  The Company’s September 30, 2004 annual assessment resulted in no impairments.

Intangible assets, net were comprised of the following at June 30, 2005 and September 30, 2004:

	June 30, 2005			September 30, 2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Thousands	Amount	Amortization	Amount	Amount	Amortization	Amount

Acquired technology	$20,444	$(16,279)	$4,165	$20,484	$(13,304)	$7,180
Capitalized software development	1,093	(519)	574	877	(305)	572
Other	505	(453)	52	508	(343)	165
Intangible assets	$22,042	$(17,251)	$4,791	$21,869	$(13,952)	$7,917

Total amortization of intangibles was $1.0 million and $1.2 million for the three months ended June 30, 2005 and 2004, respectively.  Total amortization of intangibles was $3.3 million and $3.7 million for the nine months ended June 30, 2005 and 2004, respectively.  Based on the remaining net carrying amount of intangibles at June 30, 2005, estimated amortization expense for each of the next four years is as follows:

Year Ending September 30 (thousands)

Remainder of fiscal year 2005	$1,004
2006	2,821
2007	910
2008	56
$4,791

10.                               Segment and Geographic Information

The Company discloses segments in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for disclosure of financial information related to operating segments of the Company as well as disclosure requirements for customer and geographic information.  SFAS No. 131 defines an operating segment as a component of a company for which operating results are reviewed regularly by the chief operating decision-maker to determine resource allocation and assess performance.  The Company has two reportable segments under the guidelines of SFAS No. 131:  manufacturing and hospitality.  Manufacturing and hospitality derive their revenues from licensing proprietary software systems; providing customer support, training, consulting and installation services related to software; and reselling complementary third-party software licenses and hardware.

As part of the restructuring of hospitality operations begun in September 2003, the Company consolidated some of the operational and strategic management of the two reportable segments.  Also as a result of this consolidation, some of the expenses that were previously incurred within the operational segments are now classified as part of corporate expense.  Prior year segment information is reclassified to conform to this new presentation.

Financial information by segment is summarized in the following table.  Total assets are not allocated to manufacturing and hospitality for internal reporting purposes.

	Three Months Ended June 30,
	2005		2004
Thousands	Revenue	Operating Income (Loss)	Revenue	Operating Income (Loss)

Manufacturing	$13,097	$4,113	$12,515	$2,334
Hospitality	5,898	336	4,670	924
Corporate		(3,839)		(3,001)

Total Company	$18,995	$610	$17,185	$257

	Nine Months Ended June 30,
	2005		2004
Thousands	Revenue	Operating Income (Loss)	Revenue	Operating Income (Loss)

Manufacturing	$37,469	$10,481	$37,042	$7,616
Hospitality	16,189	2,267	14,366	598
Corporate		(11,571)		(9,060)

Total Company	$53,658	$1,177	$51,408	$(846)

Revenue by geographic area for periods presented is as follows:

	Three Months Ended June 30,
	2005			2004
Thousands	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Geography:
Americas	$8,035	$1,705	$9,740	$7,728	$1,792	$9,520
Europe, Middle East & Africa	3,305	3,612	6,917	3,084	2,251	5,335
Asia Pacific	1,757	581	2,338	1,703	627	2,330
	$13,097	$5,898	$18,995	$12,515	$4,670	$17,185

	Nine Months Ended June 30,
	2005			2004
Thousands	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Geography:
Americas	$22,977	$5,801	$28,778	$22,641	$5,789	$28,430
Europe, Middle East & Africa	9,437	8,502	17,939	9,698	6,698	16,396
Asia Pacific	5,055	1,886	6,941	4,703	1,879	6,582
	$37,469	$16,189	$53,658	$37,042	$14,366	$51,408

11.                               Subsequent Events

On August 4, 2005, SoftBrands and Capital Resource Partners IV, L.P. (“CRP”) executed Amendment No. 4 to the Senior Subordinated Secured Note and Warrant Purchase Agreement dated November 26, 2002 ( as amended, the “Agreement”), the agreement pursuant to which SoftBrands borrowed $20.0 million represented by a Senior Subordinated Secured Note Due 2008 (the “Note”).  In accordance with Amendment No. 4, SoftBrands prepaid $8.0 million principal amount, plus accrued interest, on the Note, plus a redemption premium of $190,000.  The remaining principal balance of the Note was therefore $12.0 million.  Amendment No. 4 also (1) adjusted the remaining principal payments so that they would have occurred $3.0 million on December 31, 2006, $4.0 million on December 31, 2007 and $5 million on December 31, 2008; (2) added as events that require SoftBrands to prepay the principal amounts outstanding under the Note, any debt financing that generates more than $7.0 million, and any equity financing (other than for benefit plans or acquisitions) that generates more than $100,000 of gross proceeds; (3) required SoftBrands to pay a redemption premium of $390,000 for prepaying the Note prior to September 30, 2006; (4) reduced to $7.2 million the EBITDA requirement for rolling 12-month periods ending with each fiscal quarter end; and (5) reduced to 1.0  the fixed charge coverage ratio for each such 12-month period (except the 12 months ending June 30, 2006, which was reduced to 0.50).

On August 17, 2005, the Company sold to ABRY Mezzanine Partners, L.P. and Capital Resource Partners IV, L.P., 18,000 Shares of Series C Convertible Preferred Stock (the “Series C Preferred Stock”) and warrants to purchase 1,200,000 shares of common stock (the “Warrants”) for a total of $18 million.  Each share of Series C Preferred Stock

•      has a nominal face value of $1,000;

•      carries a mandatory dividend, whether or not earned or declared, of 6% of its face value per annum (paid in two semi-annual installments, commencing December 31, 2005);

•      has a preference in payments upon liquidation over common stock and on a par with the Series B Preferred Stock equal to its face value plus accrued and unpaid dividends;

•      is convertible into common stock at any time at $2.01 per share, subject to price anti-dilution protection on a weighted average basis for new issuances by the Company below the conversion price or below 80% of market price; and

•      may be redeemed by the Company at par plus accrued dividends, or automatically converted into common stock, commencing on August 17, 2007, subject to satisfaction of a number of conditions, including market price conditions.

The holders of the Series C Preferred Stock also have the right to elect, by 75% vote, one director of the Company and the right to approve the creation of classes of senior stock, the payment of dividends on, or redemption of, other classes of stock, and amendments to the Company’s articles and bylaws that effect the rights of the Series C Preferred Stock.  The Series C Preferred Stock otherwise votes on an as converted basis with common stock.  The Warrants are exercisable at $2.11 per share, subject to the same price anti-dilution provisions, contain cash-less exercise rights and expire on August 17, 2015.  The associated purchase agreement contains a number of affirmative and negative covenants, including a covenant not to sell the Company during the first three years unless the sale generates proceeds to the investors in the Series C Preferred Stock of 175% of their purchase price and a covenant not to incur debt over specified levels.  The purchase agreement also provides the investors with information and access rights, and a right of first refusal on private issuances of the Company’s securities (subject to exceptions). Violation of some of the covenants creates a right of the purchasers to cause the Company to consider a sale process. The investors received registration rights under a separate investor rights agreement.  Proceeds, net of transaction cost of Series C Preferred Stock will be recorded as an increase to the Company’s equity.

On August 4, 2005, the Company restructured its debt agreement with CRP and retired $8.0 million of its outstanding $20.0 million of debt.  On August 17, 2005, in conjunction with sale of Series C Preferred Stock and Warrants described above, the Company retired the balance of the $20.0 million of debt owed to CRP.  As a result, the Company expects to record a charge of approximately $2.7 million from the accelerated amortization of previously capitalized financing costs and original issue debt discount related to the CRP debt, as well as consent fees, prepayment fees and financing fees of approximately $800,000.

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

Business Overview

We provide enterprise software and support solutions to over 4,000 customers in more than 60 countries.  We are organized into two reportable segments:  manufacturing and hospitality.  Our manufacturing business designs, develops and sells enterprise resource planning software and services to small- to mid-sized manufacturing concerns.  Our principal products in this segment include Fourth Shift, our core manufacturing enterprise software solution aimed at small- to mid-sized manufacturers; evolution, a software system designed to serve niche manufacturing markets that is particularly suitable for ‘converter’ manufacturers; Demand Stream, a lean enterprise automation software system that was introduced in 2003; and Fourth Shift Edition for SAP Business One, our newest product, in which Fourth Shift is integrated with SAP’s Business One product suite for sale by SoftBrands and SAP’s business partners to mid-sized manufacturers.

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

We derive revenue in both of our reportable segments by selling licenses to use our software products and providing services required to maintain, install, implement, and in some cases to customize our products.  On occasion, we also sell hardware products of third-party vendors on a distribution basis and sell licenses to third-party software programs for the convenience of our customers.  Our software license revenue is heavily influenced by the timing of customer purchases and installations and the terms under which we sell software licenses.  Our software maintenance revenue, which currently constitutes the majority of our revenue, is derived primarily from one-year contracts that require payment at the beginning of the contract term and under which we recognize revenue ratably over the one-year contract period.  Our other services revenue is normally recognized over the time services are performed.

We have successfully established low-cost development and support operations in India and China to help maintain our competitive position in the marketplace.  We employ 67 people in India at June 30, 2005 who directly support product development and customer service.  This includes 20 who support manufacturing, 29 who support hospitality, and 18 who occupy development roles.  We have 31 employees in China to support manufacturing development.

Both the timing of new product introductions and savings from organizational restructurings completed in 2004 benefited our operations during the three- and nine- month periods ended June 30, 2005.  We introduced Medallion 6.0; the newest version of what we expect will be our leading hospitality software product, on January 24, 2005.  We have witnessed an increasing interest in this product beginning in late January and total revenue from new Medallion license sales increased in both the quarter ended March 31, 2005 and the quarter ended June 30, 2005.  We expect this trend to continue.  Today there are more than

750 Medallion systems installed around the world. We also released Fourth Shift Edition for SAP Business One, which we expect to be our leading manufacturing product, on April 29, 2005.  As of June 30, 2005, we had signed contracts with 12 customers for delivery of Fourth Shift Edition and had been able to recognize more than $560,000 of total revenue related to this product.

Restatement of Consolidated Financial Statements

SoftBrands has recognized tax benefits in its income from continuing operations in the three- and nine-month periods ended June 30, 2005, and in the nine-month period ended June 30, 2004 to the extent that income from discontinued operations has been sheltered by current-period losses from continuing operations.

As further described in Note 2 to the Consolidated Financial Statements of this Form 10-Q, we have determined that our accounting for income taxes described in the previous paragraph related to income from discontinued operations generated by trust distributions in fiscal 2004 and our interim periods included in previous filings with the Securities and Exchange Commission was incorrect.  The income tax benefit created by the use of operating losses to shelter income from discontinued operations as a result of trust distributions in the nine month period ended June 30, 2004 was recorded net within income from discontinued operations rather than applied as a tax benefit to continuing operations as required under SFAS No. 109, Accounting for Income Taxes.  The consolidated financial statements for three and nine-month periods ended June 30, 2004 discussed and presented herein have been restated to correct the error resulting in increases of $881,000 and $984,000, respectively, in the income tax benefit in continuing operations and offsetting increases in the income tax provision in discontinued operations.  This adjustment had no impact on net loss, net cash provided by operating activities or total stockholders’ equity as previously reported for the nine month period ended June 30, 2004. Our nine-month loss per share for fiscal 2004 from continuing operations was improved by $0.03 per share as a result of this correction, while earnings per share from discontinued operations decreased by a similar amount.

Critical Accounting Policies and Estimates

The preparation of the financial information contained in this Form 10-Q requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We evaluate these estimates on an ongoing basis, including those related to revenue recognition, the valuation allowance for deferred tax assets, the valuation of our accounts receivable, the valuation of our intangible assets (including goodwill), and the recording of restructuring charges.  There have been no material changes to the critical accounting policies as discussed in greater detail in the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10 as filed with the SEC on January 14, 2005, as amended on March 15, 2005, May 6, 2005 and June 24, 2005.

Results of Operations

For the three months ended June 30, 2005, we reported total revenue of $19.0 million and net income of $12.0 million, or $0.30 per diluted share, compared to total revenue of $17.2 million and net income of $2.3 million, or $0.05 per diluted share, for the same period in 2004.  The net income in the 2005 quarter includes net loss of $49,000 from continuing operations, plus income from discontinued operations of $12.1 million, or $0.30 per share, while the net income in the 2004 quarter included the revaluation of $3.1 million related to a mandatorily redeemable common stock warrant.  The income from discontinued operations in the 2005 quarter reflects a $12.6 million distribution from the AremisSoft Liquidating Trust.  Gross profit increased 9.3% to $10.1 million for the three months ended June 30, 2005 from $9.3 million during the same three months in fiscal 2004, while operating expense increased to $9.5 million in 2005 from $9.0 million in 2004, or an increase of 5.6%.

For the nine months ended June 30, 2005, total revenue was $53.7 million and net income was $10.5 million, or $0.26 per diluted share, compared to revenue of $51.4 million and a net loss of $5.4 million, or $0.13 per diluted share, for the same nine months in 2004.  Net income for 2005 includes a net loss of $1.6 million, or $0.04 per share, from continuing operations, and income of $12.1 million, or $0.30 per share, from discontinued operations, again reflecting the $12.6 million cash distribution from the Liquidating Trust.  The net loss for the nine months ended June 30, 2004 includes a net loss of $6.7 million, or $0.17 per share from continuing operations offset by income from discontinued operations of $1.4 million.  Gross profit increased 9.0% to $29.5 million in fiscal 2005 from $27.1 million in fiscal 2004, while operating expense increased to $28.4 million from $28.0 million, an increase of 1.5%.

The following table summarizes revenue and operating results by reportable segment for the three and nine months ended June 30, 2005 and 2004:

	Three Months Ended June 30,
	2005		2004		% Change
Thousands	Revenue	Operating Income (Loss)	Revenue	Operating Income (Loss) (1)	Revenue	Operating Income (Loss)

Manufacturing	$13,097	$4,113	$12,515	$2,334	4.7%	76.2%
Hospitality	5,898	336	4,670	924	26.3%	(63.6)%
Corporate		(3,839)		(3,001)		27.9%

Total Company	$18,995	$610	$17,185	$257	10.5%	137.4%

	Nine Months Ended June 30,
	2005		2004		% Change
Thousands	Revenue	Operating Income (Loss)	Revenue	Operating Income (Loss) (1)	Revenue	Operating Income (Loss)

Manufacturing	$37,469	$10,481	$37,042	$7,616	1.2%	37.6%
Hospitality	16,189	2,267	14,366	598	12.7%	279.1%
Corporate		(11,571)		(9,060)		27.7%

Total Company	$53,658	$1,177	$51,408	$(846)	4.4%	(239.1)%

(1) Certain reclassifications were made to unallocated corporate expenses in fiscal 2004 to conform with the 2005 presentation.

Our total revenue increased $1.8 million, or 10.5%, in the three months ended June 30, 2005 compared to the three months ended June 30, 2004, comprising a 4.7% increase in manufacturing revenue and a 26.3% increase in hospitality revenue.  Our operating income increased $353,000 in the three months ended June 30, 2005.  This increase consisted of a $1.8 million increase in the manufacturing group, offset by a $588,000 decrease in the hospitality group and by increased corporate expenses of $838,000.  The corporate costs include unallocated shared services charges such as executive management, finance, marketing, IT, legal, and audit expenses, among others.  The improvement in manufacturing operating income includes a $745,000 increase in gross profit combined with an overall reduction in operating expenses.  The hospitality decrease in operating income is due to increased selling and general and administrative expenses as we rebuild this business unit for growth, offset by $116,000 of increased gross profits.  Outside costs associated with our Sarbanes-Oxley internal control project accounted for approximately $300,000 of the increase in corporate expense in the quarter.  The remainder of the change is due to general increases in the cost of shared services and expanded marketing programs, as well as the costs of being subject to a public reporting requirements.

Our total revenue increased $2.3 million, or 4.4%, in the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004, comprising a 1.2% increase in manufacturing revenue and a 12.7% increase in hospitality revenue.  Our operating income increased to $1.2 million in the nine months ended June 2005 from an operating loss of $846,000 in the nine months ended June 30, 2004, reflecting increases of $2.9 million in operating income from our manufacturing group and $1.7 million in operating income from our hospitality group, partially offset by an increase of $2.5 million in corporate expenses.  The increase in manufacturing operating income is due to $1.4 million of increased gross profit, the absence of restructuring expenses in the current period, and reduced operating expenses.  The hospitality improvement in operating income is attributable to a $1.1 million increase in gross margin, a $1.3 million decrease in restructuring expenses, including $261,000 of restructuring reversals during the second quarter of 2005, offset by increased operating expenses.  Operating income in the hospitality segment continues to be affected by spending on development and sales of the Medallion product in advance of revenue from that product, and decreasing maintenance revenue.  The corporate change includes approximately $1.2 million in Sarbanes-Oxley compliance costs in 2005, increases in shared services, increased marketing and the costs of being a public reporting company.

As part of the restructuring of our hospitality operations begun in September 2003, we consolidated some of the operational and strategic management of our two operational segments.  Also as a result of this consolidation, some of the expenses that were previously incurred within our reportable segments are now classified as part of our corporate group.  When practical, prior year segment information has been reclassified to conform to this new presentation.

Revenue.  The following table summarizes revenue by reportable segment, revenue type and geography for the three and nine months ended June 30, 2005 and 2004:

	Three Months Ended June 30,
	2005			2004			% change
Thousands	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total

Revenue Type:
Software licenses	$2,169	$947	$3,116	$2,408	$358	$2,766	(9.9)%	164.5%	12.7%
Maintenance	7,724	3,199	10,923	7,520	3,459	10,979	2.7%	(7.5)%	(0.5)%
Professional services	2,831	795	3,626	2,213	452	2,665	27.9%	75.9%	36.1%
Third-party software and hardware	373	957	1,330	374	401	775	(0.3)%	138.7%	71.6%
	$13,097	$5,898	$18,995	$12,515	$4,670	$17,185	4.7%	26.3%	10.5%

Geography:
Americas	$8,035	$1,705	$9,740	$7,728	$1,792	$9,520	4.0%	(4.9)%	2.3%
Europe, Middle East & Africa	3,305	3,612	6,917	3,084	2,251	5,335	7.2%	60.5%	29.7%
Asia Pacific	1,757	581	2,338	1,703	627	2,330	3.2%	(7.3)%	0.3%
	$13,097	$5,898	$18,995	$12,515	$4,670	$17,185	4.7%	26.3%	10.5%

	Nine Months Ended June 30,
	2005			2004			% change
Thousands	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total

Revenue Type:
Software licenses	$5,609	$2,287	$7,896	$6,051	$1,023	$7,074	(7.3)%	123.6%	11.6%
Maintenance	22,991	10,060	33,051	22,168	10,735	32,903	3.7%	(6.3)%	0.4%
Professional services	7,871	2,184	10,055	7,472	1,658	9,130	5.3%	31.7%	10.1%
Third-party software and hardware	998	1,658	2,656	1,351	950	2,301	(26.1)%	74.5%	15.4%
	$37,469	$16,189	$53,658	$37,042	$14,366	$51,408	1.2%	12.7%	4.4%

Geography:
Americas	$22,977	$5,801	$28,778	$22,641	$5,789	$28,430	1.5%	0.2%	1.2%
Europe, Middle East & Africa	9,437	8,502	17,939	9,698	6,698	16,396	(2.7)%	26.9%	9.4%
Asia Pacific	5,055	1,886	6,941	4,703	1,879	6,582	7.5%	0.4%	5.5%
	$37,469	$16,189	$53,658	$37,042	$14,366	$51,408	1.2%	12.7%	4.4%

Manufacturing Segment:  Our license revenue from manufacturing software decreased by $239,000, or 9.9% in the three months ended June 30, 2005 compared to the three months ended June 30, 2004, and decreased by $442,000, or 7.3%, in the nine months ended June 30, 2005 compared to the same period in 2004.  The decrease was due to a number of factors, including a $292,000 decrease in the three-month period and a $630,000 decrease in the nine-month period in revenue from licenses of our Fourth Shift product, and a $36,000 decrease in the three-month period and a $202,000 decrease in the nine-month period in revenue from our evolution product.  Reduced revenue for Fourth Shift was at least partially attributable to increased marketing for our newly-released Fourth Shift Edition for SAP Business One and the transfer of some of our U.S. sales force from Fourth Shift to Fourth Shift Edition.  We deferred all revenue for Fourth Shift Edition until after its general release in April 2005.  Consistent with this release and the shipment of product, we recorded $340,000 in license revenue from Fourth Shift Edition in the third quarter of fiscal 2005.  Also for the quarter ended June 30, 2005, license revenue from the sale of Demand Stream decreased by $263,000 compared to the same period in 2004, but is showing a slight increase in year-over-year comparison.

We continue to believe Fourth Shift Edition will generate overall license revenue growth for this segment.  We are seeing increased interest in this new product as our sales effort is refined along with an expanding pipeline of opportunities as we continue to develop new functionality and improve existing performance. As of June 30, 2005, we had delivered Fourth Shift Edition to 12 customers, 10 of them in the U.S.

Our maintenance revenue for manufacturing products increased by $204,000, or 2.7%, during the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004 and increased by $823,000, or 3.7%, during the nine months ended June 30, 2005 compared to the same period in 2004.  The growth in manufacturing maintenance revenue resulted from continued low attrition rates, an increase in new software sales (and therefore new active accounts), and customer adoption of new services in our Americas region (such as our remote system management service) that were not available in the prior year.  These new services generated revenue of $103,000 for the quarter, and a total of $310,000 year-to-date.  Professional services revenue increased 27.9% during the three months ended June 30, 2005 compared to the three months ended June 30, 2004 and increased 5.3% during the nine months ended June 30, 2005 compared to the same period in 2004.  The increase in professional services revenue is due to implementation and consulting resources related to the Fourth Shift Edition product.  Third party software and hardware revenue was flat in the three-month period and decreased by $353,000 in the nine-month period compared to the same period of 2004 due in large part to two specific hardware orders in 2004 which did not recur in fiscal 2005.  Sales of third party hardware and software products are generally done as a courtesy to provide a full solution to our customers.  Our revenue and gross profit from third party products will fluctuate based on mix and customer demand.

Geographically, the Asia Pacific region is still experiencing consistent growth on both a quarterly and year-to-date basis, and we expect this to continue as the Chinese economy continues to expand.  Much of the customer demand in China comes from existing U.S. Fourth Shift customers with facilities in China.  On the quarter comparison, the Europe, Middle East & Africa (“EMEA”) region is reporting an increase in total revenue of $221,000, or 7.2%, over the same quarter in 2004.  This region reported lower revenue in 2005 than 2004 year-to-date due to large contracts in 2004. However, there has been extensive transitioning in its sales strategy and the region is beginning to benefit from this change.  We believe this change will strengthen the region’s long-term performance.  The Americas region reported some reduction in license revenue due to our shift in sales and marketing efforts to new products.  The Americas region has been successful, however, in offsetting some of the license revenue declines with revenue from its remote systems management maintenance support product, and has started to see some positive trends in Americas manufacturing license revenue with the release of Fourth Shift Edition during this quarter.

Hospitality Segment:  Total hospitality revenue increased $1.2 million, or 26.3%, in the three months ended June 30, 2005 compared to the prior year and increased $1.8 million, or 12.7%, in the nine-month period.  The increase during the three-month period over the prior year was a result of the recognition of $1.2 million of revenue previously deferred due to acceptance provisions of an agreement with a customer.  The nine-month period includes a large custom development project to add time share capability to our PORTfolio product, which was completed during the quarter ended March 31, 2005.  Overall, there is a general decline in the number of new PORTfolio license sales that is being offset by growth in Medallion sales.  Revenue in both the three- and nine-month periods in 2004 was unusually low because we stopped actively selling hospitality products in all but the EMEA region in September 2003 and instead focused on stabilization and enhancement of Medallion for the U.S. market.  Renewed sales efforts in fiscal 2005, along with the completion of the already mentioned PORTfolio project, are generating positive results.

Software license revenue from our hospitality products increased to $947,000 during the three months ended June 30, 2005 from $358,000 during the three months ended June 30, 2004, and to $2.3 million during the nine months ended June 30, 2005 from $1.0 million during the nine months ended June 30, 2004.  The increase during both periods was attributable to license revenue previously deferred due to outstanding development commitments and stabilization of PORTfolio with the release of Version 3.1.  The declines in hospitality maintenance revenue of 7.5% during the three months ended June 30, 2005 and 6.3% during the nine months ended June 30, 2005 from the comparable periods in 2004 were due to a number of factors including normal attrition and lower replacement from new license revenues.

There was a 75.9% increase in professional services revenue during the three months ended June 30, 2005 and a 31.7% increase during the nine months ended June 30, 2005 over the comparable periods in 2004.  This is due to the completion of large custom development projects along with more billable projects.

Geographically, the small increase in hospitality revenue in the Americas region was due to a custom development project.  The increase in revenue in the EMEA region was due primarily to recognition of previously deferred revenue and sales of Medallion throughout the region with the release of Medallion 6.0.  The EMEA region also realized added revenue from the migration of existing customers to PORTfolio 3.1, as well as growth in professional services revenue.  The region is also experiencing strong business partner activity in central Europe.

Gross Margin.  The following table summarizes gross margin percentages by reportable segment and revenue type for the three and nine months ended June 30, 2005 and 2004:

	Three Months Ended June 30,
	2005			2004
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total

Software licenses	55.3%	57.0%	55.8%	57.8%	38.8%	55.4%

Maintenance	77.4%	42.8%	67.3%	74.6%	51.7%	67.4%

Professional services	27.7%	9.7%	23.7%	5.3%	(5.3)%	3.5%

Third-party software and hardware	29.8%	6.5%	13.0%	57.0%	7.2%	31.2%

Total	61.7%	34.7%	53.3%	58.6%	41.4%	53.9%

	Nine Months Ended June 30,
	2005			2004
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total

Software licenses	52.0%	60.9%	54.6%	53.0%	9.1%	46.6%

Maintenance	77.1%	47.2%	68.0%	74.2%	50.8%	66.6%

Professional services	22.0%	16.7%	20.8%	16.4%	10.0%	15.2%

Third-party software and hardware	28.4%	23.3%	25.2%	24.8%	17.8%	21.9%

Total	60.4%	42.6%	55.1%	57.3%	40.9%	52.7%

Manufacturing Segment:  Manufacturing software license gross margin percentage during the three months ended June 30, 2005 over the comparable period in 2004 showed a slight decline due to a decrease in amortization, however it is offset by increased royalty expenses, due to Fourth Shift Edition royalties due SAP.  Cost of license revenue consists of the amortization of acquired software, the amortization of capitalized costs for internally developed software, and the cost of third-party software, including Fourth Shift Edition for SAP Business One, embedded in some of our products.  Amortization has fluctuated in this fiscal year as some of the older software intangibles are reaching complete amortization while we begin to amortize newer software.  On a year-to-date basis amortization has decreased approximately $93,000 over the comparable 2004 period.  Royalty costs to third parties can fluctuate depending on product mix.  We anticipate a reduction to gross margin in percentage as royalties associated with Fourth Shift Edition for SAP Business One sales expand.

Maintenance gross profit percentage for our manufacturing products increased in the three months ended June 30, 2005 over the comparable period in 2004 and in the year-to-date period over last year.  This is due to the continued development of the manufacturing support center in Bangalore, India which became fully operational in late 2004.  Professional services gross margin percentage for manufacturing improved to 27.7% in the quarter ended June 30, 2005 from 5.3 % in the quarter ended June 30, 2004.  There is also a smaller improvement in the year-over-year periods.  This is due to unusually low margins in the third quarter of 2004.  Third-party software and hardware gross margin decreased significantly to 29.8% from 57.0% during the three months, and increased to 28.4% during the nine months ended June 30, 2005 from 24.8% during the prior year nine-month period.  Third party sales are generally done as a courtesy to provide full service solutions to our customers.  Due to the relatively low revenue amounts the gross margin percentage is highly variable due to pricing and product mix changes.  This does not reflect a significant dollar change in gross margin.

Hospitality Segment:  Hospitality software license gross margin percentage was 57.0% during the three months and 60.9% during the nine months ended June 30, 2005, compared to 38.8% and 9.1% respectively during the same periods of 2004.  The margins in 2005 improved due to an increase in revenue levels combined with a large decrease in amortization expense over the prior fiscal periods as some of the older software products reached complete amortization.  The nine-month period ended June 30, 2004 reflects an unusually low gross margin due to low revenue levels combined with fixed amortization charges.

Hospitality maintenance gross margin percentage was 42.8% during the three months and 47.2% during the nine months ended June 30, 2005 compared to 51.7% and 50.8% respectively during the same periods of 2004.  Improvements in hospitality maintenance gross margin percentage are expected as we expand our Bangalore hospitality support center.  This project, started late in fiscal 2004, is expected to contribute to our efforts to control costs later in fiscal 2005, although we believe the full benefit from this investment will not be realized until fiscal 2006.  As the hospitality center is ramped up, there are significant costs related to hiring and training, which accounts for the slight decline in both the three month and nine month figures for 2005.  Professional services margins are showing improvement over 2004.  The service margins in 2004 were low because the hospitality professional services organization had not yet realized the benefits of the reorganization announced in September 2003.  While slightly improved for the three months ended June 30, 2005 over the comparable period in 2004, the professional services margins are low due to recognition of $502,000 of consulting revenue at no margin on a project in Europe.  The customer had previously paid us for the service but recognition of the revenue and related cost was deferred until final acceptance and delivery requirements were met in the third quarter of fiscal 2005.  The professional services gross profit percentage in Europe is also adversely affected by the need to utilize external consulting resources in central Europe.  We expect an improved gross profit percentage in the hospitality sector as the recent releases of the PORTfolio 3.1 and Medallion 6.0 products contribute more to profitability.  In addition, a future release of Medallion for the European market is anticipated in late fourth quarter 2005, or early in fiscal year 2006, which should lead to even greater improvement.

Operating Expenses.  The following table summarizes operating expenses for the three and nine months ended June 30, 2005 and 2004:

	Three Months Ended June 30,
	2005		2004
Thousands		% of Total Revenue		% of Total Revenue	% Change

General and administrative	$4,521	23.8%	$4,316	25.1%	4.7%
Selling and marketing	2,779	14.6%	2,227	13.0%	24.8%
Research and product development	2,213	11.7%	2,242	13.0%	(1.3)%
Restructuring related charges	—	0.0%	220	1.3%	NM
Total operating expenses	$9,513	50.1%	$9,005	52.4%	5.6%

	Nine Months Ended June 30,
	2005		2004
Thousands		% of Total Revenue		% of Total Revenue	% Change

General and administrative	$14,434	26.9%	$13,112	25.6%	10.1%
Selling and marketing	7,948	14.9%	6,475	12.6%	22.7%
Research and product development	6,242	11.6%	6,650	12.9%	(6.1)%
Restructuring related charges	(261)	(0.5)%	1,711	3.3%	NM
Total operating expenses	$28,363	52.9%	$27,948	54.4%	1.5%

NM: Percentage not meaningful.

Operating expenses before restructuring costs increased in dollars but decreased as a percentage of revenue in both the three-month and year-to-date periods.  The year-to-date increase in general and administrative expense was due to approximately $1.2 million of external professional fees associated with our Sarbanes-Oxley compliance project, which began in the first quarter of fiscal 2005.  We have also expanded our selling and marketing efforts associated with the manufacturing segment’s Fourth Shift Edition for SAP Business One product line and our corporate re-branding.  Research and development expenses for manufacturing as a percentage of manufacturing revenue were 11.5% during the three months ended June 30, 2005 and 11.1% during the three months ended June 30, 2004, and were 11.5% for the nine months ended June 30, 2005 and 11.4% during the nine months ended June 30, 2004.  Research and development expenses for hospitality decreased to 12.0% of hospitality revenue during the three months ended June 30, 2005 compared with 12.6% during the three months ended June 30, 2004.  Research and development expenses for hospitality were 12.0% of revenue during the nine months ended June 30, 2005 compared to 15.2% during the nine months ended June 30, 2004. Research and product development expenses were unusually high in the first quarter of 2004 due to intensive efforts to improve certain hospitality products.

On March 2, 2005, the SEC announced a deferral of implementation of the requirements to certify and to obtain external attestation of internal controls over financial reporting under The Sarbanes-Oxley Act of 2002 for non-accelerated filers.  Due to the deferral, we were able to postpone some of the work and related expenses that we had originally anticipated incurring in the third and fourth quarters of fiscal 2005 to implement a COSO-compliant internal control framework.  Although we will continue to work on completing the implementation, we will take advantage of the extension by performing the remaining work at a more controlled pace, and we will utilize internal resources to a greater extent.  Some of the costs for testing and attestation services that were originally anticipated in the second half of fiscal year 2005 will be deferred to fiscal 2006.  We expect that selling and marketing expense and research and product development expense will continue at levels similar to those experienced in the third quarter with a possible increase in selling expenses because of the recent release of Fourth Shift Edition for SAP Business One in the U.S. market.

The restructuring charge of $1.7 million in the nine months ended June 30, 2004 reflects $456,000 of additional charges for employee severance expenses and other costs related to the ongoing implementation of the September 2003 hospitality reorganization plan, which resulted in the elimination of 120 positions.  Charges were taken in September 2003 covering severance for approximately 90 of the employees and, in the six months of fiscal 2004, additional charges related to most of the remaining 30 employees were incurred along with other costs.  In addition, charges of $785,000 were taken related to two leased international facilities that we ceased using, and a charge of $470,000 was taken to increase a lease-related accrual originally established in December 2001.  Our expectations regarding our ability to reduce the lease obligation through subleasing the space were revised and resulted in the additional charge.

In March 2005, we successfully negotiated an early termination of our lease in Woking, UK.  In exchange for release of all future obligations on this lease, we made a final payment of approximately $500,000.  Following this payment, we reversed the remaining liability from our accounts, which resulted in a $180,000 credit to restructuring expense.  In addition, during the three months ended June 30, 2005, we reversed $81,000 of severance-related restructuring accrual due to lower than expected severance costs.

Cash payments of $149,000 were made during the nine months ended June 30, 2005 related to employee severance and $15,000 related to lease commitments.  A balance of $285,000 of accrued restructuring charges remained at June 30, 2005.  Those costs will not affect our fiscal year 2005 operating results but will require the expenditure of cash over time for severance and, to a lesser extent, for lease termination costs.  Severance payments will continue through the end of fiscal 2005 with the exception of $176,000 of retirement benefits which will be paid over a longer period.

Non-Operating Income and Expenses and Discontinued Operations.  The following table summarizes non-operating income and expenses for the three and nine months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Nine Months Ended June 30,
Thousands	2005	2004 (restated)	2005	2004 (restated)

Interest expense	$1,021	$1,043	$3,046	$3,311
Income (expense) from change in value of mandatorily redeemable common stock warrant		3,102		(3,321)
Other income (expense) net	111	77	298	59
Provision for (benefit from) income tax	(251)	(764)	39	(711)
Income (loss) from discontinued operations, net of tax	12,083	(881)	12,083	1,355

Interest expense is related to our long-term institutional debt incurred in November 2002.  It includes cash interest expense, amortization of capitalized financing costs, and debt accretion of an original issue discount.  In August 2005, we paid off this debt.  This will result in accelerated amortization of related capitalized financing costs and original issue discount in the quarter ending September 30, 2005.

Our statements of operations for the three and nine months ended June 30, 2004 include charges for the change in value of the mandatorily redeemable common stock warrant we issued as part of the long-term institutional debt financing in November 2002.  During the three months ended June 30, 2004, the put warrant fair value decreased by $3.1 million resulting in non-operating income during the period.  During the nine months ended June 30, 2004, the put warrant fair value appreciated by $3.3 million, resulting in non-operating expense during that period.  In August 2004, this put warrant was exchanged for Series B convertible preferred stock and a new common stock warrant.  As a result, revaluation of this put warrant is no longer required.

Other income (expense), net primarily consists of the effect of changes in foreign exchange rates on intercompany payables denominated in U.S. dollars.  A significant portion of this gain is the direct result of the change in exchange rates between the British Pound and the U.S. Dollar.  We do not currently utilize any derivative security instruments or engage in any hedging activities.

We have recognized tax benefits in the three- and nine-month periods ended June 30, 2005, and in the nine-month period ended June 30, 2004, to the extent that income from discontinued operations has been sheltered by current period losses from continuing operations.  In all periods, such benefits are stated net of amounts for our estimated domestic federal and state liabilities and international tax liabilities.  For the three and nine months ended June 30, 2005, $558,000 of income tax expense was recorded as part of discontinued operations.  The income from discontinued operations in the nine months ended June 30, 2004 is net of $1.1 million of income tax expense.  We consider the earnings of our international subsidiaries to be indefinitely invested abroad, and do not foresee the American Jobs Creation Act of 2004 having a material impact upon our financial position.

In accordance with the bankruptcy and reorganization plan of AremisSoft Corporation, our former parent, we retained a 10% interest in net collections by the Liquidating Trust established to pursue litigation claims and collection of assets remaining in AremisSoft after bankruptcy.  In December 2003 we received a cash distribution of $2.9 million from the Liquidating Trust, which was recorded as income from discontinued operations.  In addition, we recorded a $619,000 charge for additional obligations of the discontinued operations in the quarter ended December 31, 2003 and an additional $163,000 benefit in the quarter ended March 31, 2004.  These amounts were recorded net of an income tax expense of $1.1 million.  In June 2005, the Liquidating Trust reached settlement with one of the former officers of AremisSoft, resulting in a cash distribution of $12.6 million to SoftBrands.  Upon cash receipt we recognized this distribution as income from discontinued operations net of an income tax provision of $558,000.  Because neither we nor any of our executives have any affiliation with the trust other than our 10% interest in net collections, we cannot predict if there will be any future distributions.

Liquidity and Capital Resources

As of June 30, 2005, we had $20.5 million of cash and cash equivalents.  Our working capital deficit (current assets less current liabilities) decreased to $1.7 million at June 30, 2005 from $13.4 million at September 30, 2004.  This decrease in working capital deficit is due to the receipt of $12.6 million from the Trust settlement in June 2005, offset by the reclassification from long-term to current the $2.0 million principal payment of debt that was due on December 31, 2005 and changes in other working capital balances, most significantly accrued expenses.  The working capital deficit at June 30, 2005 includes deferred revenue of $17.9 million.  Deferred maintenance revenues comprise the majority of our deferred revenues and our cost to perform these revenues has recently been between 30% and 35% of total maintenance revenue.  Our most significant source of operating cash flows is derived from license, maintenance, and service fees.  Our primary uses of cash from operating activities are for employee costs, third-party costs for services, and the cost of our facilities.

Cash Flows from Operating Activities.  We generated $328,000 of cash from continuing operations in the nine months ended June 30, 2005 compared to $596,000 generated in the comparable prior year period.  The most significant changes between the two periods include a $5.1 million improvement in 2005 from 2004 in the loss from continuing operations and a $3.3 million change in valuation of mandatorily redeemable common stock warrant.  The change in valuation of the mandatorily redeemable warrant, a non-cash item, was recorded in 2004 as an operating expense and is no longer required due to the exchange of this warrant for Series B convertible preferred stock and a new common stock warrant.  In addition, other non-cash charges, excluding the change in valuation of mandatorily redeemable common stock warrant, decreased by $3.7 million in the nine months ended June 30, 2005.  We had $4.9 million of non-cash expenses in the nine months ended June 30, 2005, including $4.3 million of depreciation and amortization and $884,000 for non-cash interest charges related to the amortization of financing costs and the original issue discount on the long-term debt.  This compares to non-cash expenses of $11.9 million in the prior year, including $5.4 million of depreciation and amortization, $1.1 million for non-cash interest, and $3.3 million of mandatorily redeemable common stock warrant.

Changes in operating assets and liabilities produced a cash usage of $2.9 million in the nine months ended June 30, 2005 as compared to a $4.5 million usage in the prior year.  The most significant cash flow changes between the two periods relate to accounts payable and accrued restructuring costs.  In the nine months ended June 30, 2005, we used $411,000 for the reduction of these balances compared to $5.0 million in the nine months ended June 30, 2004.  The 2004 period included significant cash payments for restructuring related expenses and to bring vendor accounts current.  We used $180,000 reflecting a decrease in deferred revenue during the nine months ended June 30, 2005, and generated cash of $1.2 million from increased deferred revenue during the nine months ended June 30, 2004.

In December 2003, we received a cash distribution of $2.9 million from the Liquidating Trust established following the AmerisSoft bankruptcy, which is reflected, net of taxes as cash from discontinued operations.  Subsequently, we have received another cash distribution of $12.6 million from the trust in June 2005, which is also reflected, net of taxes as cash from discontinued operations.

Days sales outstanding (DSO), which is calculated as net receivables at period end divided by revenue for the quarter times 90 days in the quarter, was 34 and 32 days as of June 30, 2005 and September 30, 2004, respectively. DSO has been fairly consistent throughout this fiscal year.

Cash Flows from Investing Activities.  We used $703,000 of cash in investing activities during the nine months ended June 30, 2005 and $691,000 during the nine months ended June 30, 2004.  We had limited expenditures for acquired technology or other intangible assets, reflecting our strategy following the September 2003 restructuring plan to focus hospitality development efforts on existing products and existing customers.  We have been upgrading and replacing some of our internal computer hardware and other equipment throughout this year.  We expect investing activities in the remainder of fiscal 2005 to consist primarily of internal technology and system upgrades.

Cash Flows from Financing Activities.  We used $338,000 of cash in financing activities in the nine months ended June 30, 2005 and $1.0 million in the nine months ended June 30, 2004 primarily related to payments for long-term debt.

Commitments and Capital Adequacy.  As of June 30, 2005, our primary commitments are for indebtedness and interest payments under our debt agreement and for leased office space in Minneapolis, Minnesota; Wichita, Kansas; Golden, Colorado; Reading, UK; Tianjin, China; and Sydney, Australia.

Effective November 26, 2002, we borrowed $20.0 million from Capital Resource Partners IV, L.P. (“CRP”) pursuant to a Senior Subordinated Note and Warrant Purchase Agreement and a Senior Subordinated Note that carried an interest rate of 12.5% per annum.  An amendment in November 2003 resulted in an increase in this interest rate to 14%.  The note was collateralized by substantially all of our assets, including the stock of our subsidiaries.  As partial consideration for such borrowings, we issued warrants to the lender.  These warrants were subsequently exchanged for convertible preferred stock and warrants with a higher exercise price.

The debt agreement required us to satisfy covenants relating to our earnings before interest, taxes, depreciation and amortization (“EBITDA”): our fixed charge coverage ratio; our leasehold expense; and other items.  Although we were in compliance with all of the debt covenants at June 30, 2005, the EBITDA ratio would have increased from $7.2 million for the twelve months ended September 30, 2005 quarterly throughout the term of the Agreement to $16 million at the end of the agreement.  Because of the significant cash we received from the liquidating trust, and in order to both decrease debt service expense and provide more flexibility in investing in development without risking violation of the EBITDA covenant, on August 4, 2005 (after quarter end), we amended the debt agreement and prepaid $8.0 million of the $20.0 million principal amount outstanding.  The amendment also (1) required us to pay accrued interest through the repayment date, plus a prepayment penalty of $190,000, (2) reduced to $7.2 million the EBITDA requirement for each quarterly 12-month period for the remainder of the term of the agreement, (3) set the fixed charge coverage ratio at 1.0 for each 12-month period (except the 12 months ending June 30, 2006, which was reduced to 0.50) for the balance of the agreement, (4) adjusted the remaining $12 million of principal payments so that they would have occurred $3.0 million on December 31, 2006, $4.0 million on December 31, 2007 and $5.0 million on December 31, 2008; (5) added as events that required us to prepay the principal amounts outstanding under the Note, any debt financing that generated more than $7.0 million, and any equity financing (other than for benefit plans or acquisitions) that generated more than $100,000 of gross proceeds; and (6) required us to pay a redemption premium of $390,000 for prepaying the Note prior to September 30, 2006.

On August 17, 2005, we sold to ABRY Mezzanine Partners, L.P. and Capital Resource Partners IV, L.P. 18,000 Shares of Series C Convertible Preferred Stock (“the Series C Preferred Stock”) and warrants to purchase 1,200,000 shares of common stock (“the Warrants”) for a total of $18.0 million.  Each share of Series C Preferred Stock has a nominal face value of $1,000; carries a mandatory dividend, whether or not earned or declared, of 6% of its face value per annum (paid in two semi-annual installments, commencing December 31, 2005); has a liquidation preference over common stock and on a par with the Series B Preferred Stock equal to its face value plus accrued and unpaid dividends; is convertible into common stock at any time at $2.01 per share, subject to price anti-dilution protection on a weighted average basis for new issuances by us below the conversion price or below 80% of market price; and may be redeemed by us at par plus accrued dividends, or automatically converted into common stock, commencing August 17, 2007, subject to satisfaction of a number of conditions, including market price conditions.  The Warrants are exercisable at $2.11 per share, subject to the same price anti-dilution provisions, contain cash-less exercise rights and expire on August 17, 2015.  Proceeds of approximately $16.4 million, net of transaction cost, from the sale of the Series C Preferred Stock and Warrants will be recorded as an increase to equity.

On August 4, 2005, we restructured our debt agreement with CRP and retired $8.0 million of outstanding debt.  On August 17, 2005, in conjunction with CRP’s participation in the ABRY financing transaction described above, we retired the remaining $12.0 million balance of the $20.0 million of debt owed to CRP.  We expect to record a charge of approximately $2.7 million from the accelerated amortization of previously capitalized financing costs and original issue debt discount related to the CRP debt, as well as consent fees, prepayment fees and financing fees of approximately $800,000.

We believe that cash flows from operations,  together with our existing cash and cash equivalents, will be sufficient to meet our commitments and our cash requirements for at least the next twelve months.  We also believe the restructuring programs implemented in September 2003 should continue to improve our cash flows from operations over time.

Contractual Obligations.  A table summarizing our significant contractual obligations is included in our Form 10 as filed with the SEC on January 14, 2005, as amended on March 15, 2005, May 6, 2005 and June 24, 2005.  There have been no significant changes to our contractual obligations during the nine months ended June 30, 2005.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board published SFAS No. 123 (revised 2004), Share-Based Payment.  SFAS No. 123(R) revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based payment transactions using APB Opinion No. 25, and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations based on the grant-date fair value of those instruments.  The revised statement is effective for us on October 1, 2005.  We are currently determining what impact the newly issued statement will have on our results of operations and financial position.  See the “Stock-Based Compensation” discussion in Note 3 to the Consolidated Financial Statements, which includes the pro forma impact of recognizing stock-based compensation under SFAS No. 123, on our net loss and loss per common share for the three and nine months ended June 30, 2005 and 2004.

Forward-Looking Statements

Our Form 10-Q contains a number of statements about our future operations.  We make statements regarding anticipated product introductions, changes in markets, customers and customer order rates, expenditures in research and development, growth in revenue, taxation levels, the effects of pricing, and the growth in our foreign operations, all of which represent our expectations and beliefs about future events.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or similar words and expressions.  These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, level of activity, performance, or achievements to be materially different from those expressed or implied by these forward-looking statements.  The factors that may cause our operations to vary materially from those contemplated by our forward-looking statements are described in detail in our Form 10 as filed with the SEC on January 14, 2005, as amended on March 15, 2005, May 6, 2005, and June 24, 2005 and include:

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

•                  The effect of a change, effective October 1, 2005, in accounting for stock options and other stock based benefits on our reported operating results.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in market risk for the Company in the period covered by this report.  See the Company’s Form 10 as filed with the SEC on January 14, 2005, as amended on March 15, 2005, May 6, 2005 and June 24, 2005 for a discussion of market risk for the Company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, and because of the material weakness in internal control over financial reporting discussed below, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are not effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Although we have not yet been required to assess and report on the effectiveness of our internal control over financial reporting, we have concluded that we did not maintain effective internal control over financial reporting as related to accounting for income taxes required under SFAS No. 109.  Specifically, we did not maintain effective controls to ensure that the tax accounting was accurately presented for unique transactions and situations or that the related tax accounting was appropriately reviewed to ensure compliance with generally accepted accounting principles.  This control deficiency will result in the restatement of our interim and annual consolidated financial statements for the year ended September 30, 2004, and the interim consolidated financial statements during fiscal year 2005 (the quarters ended December 31, 2004 and March 31, 2005).  The restatement had no impact on net loss, net cash provided by operating activities and total stockholders’ equity as previously reported for the fiscal year ended September 30, 2004.  Additionally, this control deficiency could result in a misstatement to the tax provision and related tax accounts and disclosures that would result in a material misstatement in the annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency was a material weakness in internal control over financial reporting as of September 30, 2004 and through June 30, 2005.

Management intends to remediate this material weakness in internal control over financial reporting during 2005 and will report on its status when it files its Form 10-K for the year ending September 30, 2005.  In particular, we intend to

•      Strengthen our internal knowledge base with expanded training and education.

•      Expand our review procedures related to unique and specialized transactions.

•      Review unique and specialized transactions on a contemporaneous basis.

•      Increase consultations with external experts in the field of accounting, to augment our internal knowledge and experience base.

By implementing internal control improvements, we expect to remediate this material weakness in internal control over financial reporting before September 30, 2006, which is the date with respect to which our management, and our independent registered public accounting firm, must first report on the effectiveness of our internal control over financial reporting under the Section 404 provisions of the Sarbanes-Oxley Act.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. We will continue to improve the design and effectiveness of our disclosure controls and procedures to the extent necessary in the future to provide our senior management with timely access to such material information, and to correct any deficiencies that we may discover in the future.

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

Date: August 19, 2005

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