Form 10-Q/A
period 2004-12-31
SoftBrands, Inc.
filed 2005-10-06
CIK 1311926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A-3

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

Explanatory Statement

This Form 10-Q/A is filed to amend Items 1, 2 and 4 of Part I of this Form 10-Q for the following reasons.  The Company has determined that its accounting for income taxes included in its previously issued financial statements for the 2004 fiscal year and for each of its interim periods of fiscal 2004 relating to taxable income from discontinued operations generated by trust distributions during fiscal 2004 was incorrect.  The income tax benefit created by operating losses of continuing operations should have been reflected as being realized within continuing operations as a result of taxable income generated from trust distributions.  In the Company’s previously issued financial statements, such income tax benefits were reflected net within income from discontinued operations rather than applied as a tax benefit to continuing operations as required under SFAS No. 109, Accounting for Income Taxes.

The restated amounts related to this matter are included in this Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2004, and will be included in our amended Form 10 and our amended Quarterly Reports on Form 10-Q for the quarters ended June 30, 2005 and March 31, 2005.

For a discussion of the restatement adjustments, see Note 2 to the unaudited consolidated financial statements presented herein.

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

SoftBrands, Inc.

Consolidated Statements of Operations

in thousands, except per share data
(unaudited)

	Three Months Ended
	December 31, 2004	December 31, 2003
		(restated)
Revenue
Software licenses	$2,297	$2,152
Maintenance	11,133	11,153
Professional services	3,179	3,407
Third-party software and hardware	668	703
Total revenue	17,277	17,415
Cost of revenues
Software licenses	1,120	1,127
Maintenance	3,533	3,753
Professional services	2,586	2,787
Third-party software and hardware	445	558
Total cost of revenues	7,684	8,225
Gross profit	9,593	9,190
Operating expenses
Selling, general and administrative	7,427	7,042
Research and product development	2,002	2,148
Restructuring related charges		1,126
Total operating expenses	9,429	10,316
Operating income (loss)	164	(1,126)
Interest expense	(1,003)	(1,038)
Change in value of mandatorily redeemable common stock warrant		(383)
Other income, net	273	26
Loss from continuing operations before provision for income taxes	(566)	(2,521)
Provision for (benefit from) income taxes	100	(3)
Loss from continuing operations	(666)	(2,518)
Discontinued operations
Income from discontinued operations, net of tax		2,103
Net loss	$(666)	$(415)
Basic and diluted (loss) earnings per common share
Continuing operations	$(0.02)	$(0.06)
Discontinued operations		$0.05
Net loss	$(0.02)	$(0.01)

Weighted average basic and diluted shares outstanding	40,030	40,000

The accompanying notes are an integral part of these consolidated financial statements.

SoftBrands, Inc.

Consolidated Statements of Cash Flows

in thousands
(unaudited)

	Three Months Ended
	December 31, 2004	December 31, 2003
		(restated)
Cash flow from operating activities
Loss from continuing operations	$(666)	$(2,518)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) continuing operations
Depreciation and amortization	1,464	1,727
Change in value of mandatorily redeemable common stock warrant		383
Noncash interest expense	271	299
Foreign currency transaction gains	(271)	(32)
Restructuring related charges		1,126
Provision for doubtful accounts	69	46
Noncash income tax benefit		(13)
Change in operating assets and liabilities
Accounts receivable, net	300	(1,977)
Prepaid expenses and other current assets	(259)	(239)
Accounts payable	(194)	(999)
Accrued expenses	(863)	(125)
Accrued restructuring costs	(179)	(1,531)
Deferred revenue	1,353	3,492
Other current liabilities	(196)	(201)
Other long-term assets and liabilities	(161)	498
Net cash provided by (used in) continuing operations	668	(64)
Net cash provided by discontinued operations		2,206
Net cash provided by operating activities	668	2,142
Cash flow from investing activities
Purchases of furniture, fixtures and equipment	(111)	(80)
Capitalized software development costs	(60)
Net cash used in investing activities	(171)	(80)
Cash flow from financing activities
Repayment of long-term debt and capital leases	(131)	(161)
Capitalized financing costs		(52)
Net cash used in financing activities	(131)	(213)
Effect of exchange rates on cash balances	(385)	13
Change in cash and cash equivalents	(19)	1,862
Cash and cash equivalents
Beginning of period	9,719	8,976
End of period	$9,700	$10,838

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

2.             Restatement of Consolidated Financial Statements

The Company has determined that its accounting for income taxes included in its previously issued financial statements for the 2004 fiscal year and for each of its interim periods of fiscal 2004 relating to taxable income from discontinued operations generated by trust distributions during fiscal 2004 was incorrect.  The income tax benefit created by operating losses of continuing operations should have been reflected as being realized within continuing operations as a result of taxable income generated from trust distributions.  In the Company’s previously issued financial statements, such income tax benefits were reflected net within income from discontinued operations rather than applied as a tax benefit to continuing operations as required under SFAS No. 109, Accounting for Income Taxes.  As reflected below, the consolidated financial statements for the three month period ended December 31, 2003 discussed and presented herein have been restated to correct the error resulting in a decrease of $13,000 in the income tax provision in continuing operations.  The income tax provision in discontinued operations for the three months ended December 31, 2003 was increased by $103,000.  These adjustments had no impact on net loss, net cash provided by operating activities or total stockholders’ equity as previously reported for the year ended September 30, 2004.

	Three Months Ended December 31, 2003 (as previously reported)	Adjustment	Three Months Ended December 31, 2003 (as restated)

Loss from continuing operations before provision for income taxes	$(2,521)		$(2,521)
Provision for (benefit from) income taxes	10	$(13)	(3)
Loss from continuing operations	(2,531)	13	(2,518)
Discontinued Operations
Income from discontinued operations, net of tax	2,206	(103)	2,103
Net loss	$(325)	$(90)	$(415)
Basic and diluted earnings (loss) per common share
Continuing operations	$(0.06)		$(0.06)
Discontinued operations	$0.06	$(0.01)	$0.05
Net loss	$(0.01)		$(0.01)
Cash Flow
Loss from continuing operations	$(2,531)	$13	$(2,518)
Noncash income tax benefit		$(13)	$(13)
Net cash provided by (used in) continuing operations	$(773)	$709	$(64)
Net cash provided by discontinued operations	$2,915	$(709)	$2,206

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

4.             Stock-Based Compensation (restated)

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

Pro forma net loss for the quarters ended December 31, 2004 and 2003 was as follows:

	Three Months Ended
Thousands	December 31, 2004	December 31 2003
		(restated)
Net loss, as reported	$(666)	$(415)
Less total stock-based compensation expense determined under fair value based method for all rewards	(277)	(123)
Pro forma net loss	$(943)	$(538)

Basic and diluted loss per common share
As reported	$(0.02)	$(0.01)
Pro forma	(0.02)	(0.01)

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

6.             Discontinued Operations (restated)

In December 2003, the Company received a cash distribution of $2.9 million from the liquidating trust of AremisSoft Corporation (the “Former Parent”), which was recorded as income from discontinued operations.  In addition, the Company recorded a $619,000 charge for additional obligations of the discontinued operations.  These amounts were recorded net of $193,000 of income tax expense.  The remaining obligations of the Former Parent are included in accrued expenses on the Company’s balance sheet at December 31, 2004.  The liability represents lease commitments and other costs associated with the

Former Parent’s bankruptcy and clean-up efforts.

The details of the Company’s relationship with the Former Parent are more fully described in the Company’s Report on Form 10 filed with the SEC on January 14, 2005, and as amended on March 15, 2005, May 6, 2005 and June 24, 2005.

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

8.             Comprehensive Loss (restated)

Total comprehensive loss was $1,288,000 and $642,000 for the quarters ended December 31, 2004 and 2003, respectively.  Comprehensive loss differs from net loss due to foreign currency translation adjustments.

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

10.          Segment Information

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

11.                               Subsequent Events

In June 2005, the Company received a distribution in the amount of $12.6 million from the Liquidating Trust that was recorded net of tax of $558,000 as income from discontinued operations.

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

On August 17, 2005, the Company sold to ABRY Mezzanine Partners, L.P. and Capital Resource Partners IV, L.P., 18,000 Shares of Series C Convertible Preferred Stock (the “Series C Preferred Stock”) and warrants to purchase 1,200,000 shares of common stock (the “Warrants”) for a total of $18 million.  Each share of Series C Preferred Stock:

•      has a nominal face value of $1,000;

•      carries a mandatory dividend, whether or not earned or declared, of 6% of its face value per annum (paid in two semi-annual installments, commencing December 31, 2005);

•      has a preference in payments upon liquidation over common stock and on a par with the Series B Preferred Stock equal to its face value plus accrued and unpaid dividends;

•      is convertible into common stock at any time at $2.01 per share, subject to price anti-dilution protection on a weighted average basis for new issuances by the Company below the conversion price or below 80% of market price; and

•      may be redeemed by the Company at par plus accrued dividends, or automatically converted into common stock, commencing on August 17, 2007, subject to satisfaction of a number of conditions, including market price conditions;

•      participates on an “as converted basis” in dividends on other classes of stock;

The holders of the Series C Preferred Stock also have the right to elect, by 75% vote, one director of the Company and the right to approve the creation of classes of senior stock, the payment of dividends on, or redemption of, other classes of stock, and amendments to the Company’s articles and bylaws that effect the rights of the Series C Preferred Stock.  The Series C Preferred Stock otherwise votes on an as converted basis with common stock.  The Warrants are exercisable at $2.11 per share, subject to the same price anti-dilution provisions, contain cash-less exercise rights and expire on August 17, 2015.  The associated purchase agreement contains a number of affirmative and negative covenants, including a covenant not to sell the Company during the first three years unless the sale generates proceeds to the investors in the Series C Preferred Stock of 175% of their purchase price and a covenant not to incur debt over specified levels.  The purchase agreement also provides the investors with information and access rights, and a right of first refusal on private issuances of the Company’s securities (subject to exceptions).  If, after seven years, the preferred stock is still outstanding, holders of the Preferred Stock may require the Company to seek a buyer. Violation of some of the covenants creates a right of the purchasers to cause the Company to consider a sale process. The investors received registration rights under a separate investor rights agreement.  Proceeds, net of transaction cost of Series C Preferred Stock will be recorded as an increase to the Company’s equity. The Preferred Shares are convertible into approximately 9.0 million shares of common stock.

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

Restatement of Consolidated Financial Statements

As further described in Note 2 to the Consolidated Financial Statements of this Form 10-Q/A, we have determined that our accounting for income taxes included in its previously issued financial statements for the 2004 fiscal year and for each of its interim periods of fiscal 2004 relating to taxable income from discontinued operations generated by trust distributions during fiscal 2004 was incorrect.  The income tax benefit created by operating losses of continuing operations should have been reflected as being realized within continuing operations as a result of taxable income generated from trust distributions.  In our previously issued financial statements, such income tax benefits were reflected net within income from discontinued operations rather than applied as a tax benefit to continuing operations as required under SFAS No. 109, Accounting for Income Taxes.  The consolidated financial statements for the three months ended December 31, 2003 discussed and presented herein have been restated to correct the error resulting in a $13,000 decrease in the income tax provision in continuing operations and an increase of $103,000 in the income tax provision in discontinued operations.  This resulted in a $90,000 increase to net loss for the three months ended December 31, 2003.  Net loss, net cash provided by operating activities and stockholders’ equity for the fiscal year ended September 30, 2004 were unaffected by this change.

Critical Accounting Policies and Estimates

The preparation of the financial information contained in this Form 10-Q requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Our management evaluates these estimates on an ongoing basis, including those related to revenue recognition, the valuation allowance for deferred tax assets, the valuation of our accounts receivable, the valuation of our intangible assets, including goodwill and the recording of restructuring charges. There have been no material changes to the critical accounting policies as discussed in greater detail in the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10 as filed with the SEC on January 14, 2005, and as amended on March 15, 2005, May 6, 2005 and June 24, 2005.

Results of Operations

For the quarter ended December 31, 2004, we reported total revenue of $17.3 million and a net loss of $666,000, or $0.02 per share, compared to total revenue of $17.4 million and a net loss of $415,000, or $0.01 per share, for the same period in 2003.    The improvement in loss from continuing operations is due to the $1.1 million of restructuring-related charges and the $383,000 charge related to our mandatorily redeemable common stock warrant which were recorded in 2003, and $271,000 of foreign currency transaction gains in the December 2004 quarter.

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

Non-Operating Income and Expenses.  The following table summarizes non-operating income and expenses for the quarters ended December 31, 2004 and 2003:

	Three Months Ended December 31,
Thousands	2004	2003
		(restated)
Interest expense	$1,003	$1,038
Expense from change in value of mandatorily redeemable common stock warrant		383
Other income, net	273	26
Provision for (benefit from) income taxes	100	(3)
Income from discontinued operations, net of tax		2,103

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

Our tax provision for the quarter ended December 31, 2004 consists of amounts for our estimated domestic state and international tax liabilities.  Our tax provision fluctuates due to the mix of forecasted results between domestic operations and our international subsidiaries.  In addition, for the quarter ended December 31, 2003, $193,000 of income tax expense was recorded as part of discontinued operations.  Finally, we have not recorded certain income tax benefits in either of the periods presented due to continued uncertainty regarding our ability to realize our deferred tax assets.

In accordance with our Former Parent’s bankruptcy and reorganization plan, SoftBrands retained a 10% interest in net collections by the liquidating trust.  In December 2003, we received a cash distribution of $2.9 million from the liquidating trust, which was recorded as income from discontinued operations.  In addition, we recorded a $619,000 charge for additional obligations of the discontinued operations and an income tax expense of $193,000 in connection with discontinued operations.  Beyond our right to 10% of the net collections, neither the Company nor any of our executives have any affiliation with the trust.  As such, we cannot predict when or in what amount future distributions, if any, might be forthcoming.

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

Cash Flows from Operating Activities.  We generated $668,000 of cash from continuing operations in the quarter ended December 31, 2004, an increase of $732,000 from the comparable period a year ago.  This increase is comprised by a $1.9 million reduction in the loss from continuing operations and $883,000 positive improvement in changes in our operating assets and liabilities, offset by $2.0 million less of non-cash expenses.

Our results from continuing operations improved due to the absence of any restructuring charges and the added benefits from the previous restructurings.  We announced the hospitality restructuring in September 2003, a plan intended to eliminate certain discretionary costs and expenses and to reduce future losses from operations.

We had $1.5 million of non-cash expenses in the quarter ended December 31, 2004, including $1.5 million of depreciation and amortization, $271,000 for non-cash interest charges and $271,000 of foreign currency transaction gains.  This compares to non-cash expenses of $3.5 million in the prior year, including $1.7 million of depreciation and amortization, $1.1 million of restructuring charges, $299,000 for non-cash interest, $383,000 for the increase in fair value of our put warrant as discussed above, and a benefit of $13,000 from income taxes.

Changes in operating assets and liabilities produced a use of $199,000 in the quarter ended December 31, 2004 as compared to a $1.1 million use in the prior year. The most significant cash flow changes in the current year’s quarter relate to accounts receivable, accrued expenses and deferred revenue.  In the quarter ended December 2003 we had improved collections, primarily in hospitality.   Much of the accrued expense decrease is due to payments of year-end management and profit sharing incentive payments which were much higher this year than in the prior year.  We generated $1.4 million in cash in the quarter ended December 31, 2004 from the reduction in deferred revenue.  This was primarily due to the collection of annual maintenance billings.  This compares with $3.5 million in cash generated from deferred revenue in the quarter ended December 31, 2003.  To improve short-term cash flow, a special promotion was offered to our hospitality maintenance customers in 2003 that provided incentive to pay by December 31, 2003.  This accounts for much of the significant change between periods.  Strong collection of annual maintenance contracts is common in December, and generally continues into the early months of the calendar year.  The decrease in accounts receivable generated $300,000 in the first quarter of fiscal 2005 as compared to an increase, which consumed $2.0 million, in the first quarter of the previous year.  It is typical for accounts receivable to increase in the first quarter due to an increase in sales at the calendar year-end.    In the quarter ended December 31, 2003, we made restructuring related cash payments of $1.5 million, primarily related to the hospitality restructuring plan announced in September 2003.

In December 2003 we received a cash distribution of $2.9 million from the liquidating trust of our Former Parent, which is reflected as cash from discontinued operations, net of certain other expenses and taxes.

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

Forward-Looking Statements

Our Form 10-Q contains a number of statements about our future operations.  We make statements regarding anticipated product introductions, changes in markets, customers and customer order rates, expenditures in research and development, growth in revenue, taxation levels, the effects of pricing, and the growth in our foreign operations, all of which represent our expectations and beliefs about future events.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar words and expressions.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from those expressed or implied by these forward-looking statements.  The factors that may cause our operations to vary materially from those contemplated by our forward-looking statements are described in detail in our Form 10 dated January 14, 2005, and as amended on March 15, 2005, May 6, 2005 and June 24, 2005, and include:

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in market risk for the Company in the period covered by this report. See the Company’s Form 10 as filed with the SEC on January 14, 2005, and as amended on March 15, 2005, May 6, 2005 and June 24, 2005, for a discussion of market risk for the Company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation and because of the material weakness in internal control over financial reporting discussed below, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.  Not withstanding the material weakness discussed below, the Company’s management has concluded that the financial statements included in this Form 10-Q/A fairly present in all material respects the Company’s financial position, results of operations, and cash flows for the periods presented in conformity with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting.  Except as noted below, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2004 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Although we have not yet been required to assess and report on the effectiveness of our internal control over financial reporting, we have concluded that we did not maintain effective controls over accounting for income taxes required under SFAS No. 109.  Specifically, we did not maintain effective controls to ensure that the tax accounting was accurately presented for unique transactions and situations or that the related tax accounting was appropriately reviewed to ensure compliance with generally accepted accounting principles.  This control deficiency resulted in the restatement of our interim and annual consolidated financial statements for the year ended September 30, 2004, and the interim consolidated financial statements during fiscal year 2005 (the quarters ended December 31, 2004 and March 31, 2005).  The restatement had no impact on net loss, net cash provided by operating activities and total stockholders’ equity as previously reported for the fiscal year ended September 30, 2004.  Additionally, this control deficiency could result in a misstatement to the tax provision and related tax accounts and disclosures that would result in a material misstatement in the annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency represents a material weakness in internal control over financial reporting as of September 30, 2004 and through June 30, 2005.

Plans for Remediation.  Management intends to remediate this material weakness in internal control over financial reporting during 2005 and will report on its status when it files its Form 10-K for the year ending September 30, 2005.  In particular, we intend to

•      Strengthen our internal knowledge base with expanded training and education.

•      Expand our review procedures related to unique and specialized transactions.

•      Review unique and specialized transactions on a contemporaneous basis.

•      Increase consultations with external experts in the field of accounting, to augment our internal knowledge and experience base.

By implementing these internal control improvements, we expect to remediate this material weakness in internal control over financial reporting before September 30, 2006, which is the date with respect to which our management, and our independent registered public accounting firm, must first report on the effectiveness of our internal control over financial reporting under the Section 404 provisions of the Sarbanes-Oxley Act.

Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. We will continue to improve the design and effectiveness of our disclosure controls and procedures and internal control over financial reporting to the extent necessary in the future to provide our senior management with timely access to such material information, and to correct any deficiencies that we may discover in the future.

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

Date: October 5, 2005

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