Form 10-Q/A
period 2005-03-31
SoftBrands, Inc.
filed 2005-10-06
CIK 1311926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A-1

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

Explanatory Note

This Form 10-Q/A is filed to amend Items 1, 2 and 4 of Part I of this Form 10-Q for the following matters.  The Company has determined that its accounting for income taxes included in its previously issued financial statements for the 2004 fiscal year and for each of its interim periods of fiscal 2004 relating to taxable income from discontinued operations generated by trust distributions during fiscal 2004 was incorrect.  The income tax benefit created by operating losses of continuing operations should have been reflected as being realized within continuing operations as a result of taxable income generated from trust distributions.  In the Company’s previously issued financial statements, such income tax benefits were reflected net within income from discontinued operations rather than applied as a tax benefit to continuing operations as required under SFAS No. 109, Accounting for Income Taxes.

The restated amounts related to this matter are included in this Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2005, and will be included in our amended Form 10 and our amended Quarterly Reports on Form 10-Q for the quarters ended June 30, 2005 and December 31, 2004.

For a discussion of the restatement adjustments, see Note 2 to the unaudited consolidated financial statements presented herein.

Form 10-Q

Index

Part I.	Financial Information
Item 1.	Financial Statements
Consolidated Balance Sheets at March 31, 2005 and September 30, 2004
Consolidated Statements of Operations for the three and six months ended March 31, 2005 and 2004 (restated)
Consolidated Statements of Cash Flows for the six months ended March 31, 2005 and 2004 (restated)
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

SoftBrands, Inc.

Consolidated Statements of Operations

in thousands, except per share data

(unaudited)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2005	2004	2005	2004
		(restated)		(restated)
Revenue
Software licenses	$2,483	$2,156	$4,780	$4,308
Maintenance	10,995	10,771	22,128	21,924
Professional services	3,250	3,058	6,429	6,465
Third-party software and hardware	658	823	1,326	1,526
Total revenue	17,386	16,808	34,663	34,223
Cost of revenues
Software licenses	1,088	1,413	2,208	2,540
Maintenance	3,478	3,661	7,011	7,414
Professional services	2,611	2,377	5,197	5,164
Third-party software and hardware	385	707	830	1,265
Total cost of revenues	7,562	8,158	15,246	16,383
Gross profit	9,824	8,650	19,417	17,840
Operating expenses
Selling, general and administrative	7,655	6,002	15,082	13,044
Research and product development	2,027	2,260	4,029	4,408
Restructuring related	(261)	365	(261)	1,491
Total operating expenses	9,421	8,627	18,850	18,943
Operating income (loss)	403	23	567	(1,103)
Interest expense	(1,022)	(1,230)	(2,025)	(2,268)
Change in value of mandatorily redeemable common stock warrant		(6,040)		(6,423)
Other income (expense), net	(86)	(44)	187	(18)
Loss from continuing operations before provision for income taxes	(705)	(7,291)	(1,271)	(9,812)
Provision for income taxes	190	56	290	53
Loss from continuing operations	(895)	(7,347)	(1,561)	(9,865)
Discontinued operations
Income from discontinued operations, net of tax		133		2,236
Net loss	$(895)	$(7,214)	$(1,561)	$(7,629)
Basic and diluted earnings (loss) per common share
Continuing operations	$(0.02)	$(0.18)	$(0.04)	$(0.25)
Discontinued operations				$0.06
Net loss	$(0.02)	$(0.18)	$(0.04)	$(0.19)

Weighted average basic and diluted shares outstanding	40,030	40,000	40,030	40,000

The accompanying notes are an integral part of these consolidated financial statements.

SoftBrands, Inc.

Consolidated Statements of Cash Flows

in thousands

(unaudited)

	Six Months Ended
	March 31, 2005	March 31, 2004
		(restated)
Cash flow from operating activities
Loss from continuing operations	$(1,561)	$(9,865)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) continuing operations
Depreciation and amortization	2,929	3,607
Change in value of mandatorily redeemable common stock warrant		6,423
Noncash interest expense	586	792
Foreign currency transaction (gains) losses	(124)	22
Restructuring related	(261)	1,491
Provision for doubtful accounts	75	99
Noncash income tax benefit		(90)
Change in operating assets and liabilities
Accounts receivable, net	(55)	395
Prepaid expenses and other current assets	10	396
Accounts payable	(112)	(2,366)
Accrued expenses	(1,359)	(1,585)
Accrued restructuring costs	(689)	(2,362)
Deferred revenue	1,440	2,842
Other current liabilities	(270)	(264)
Other long-term assets and liabilities	(59)	789
Net cash provided by (used in) continuing operations	550	324
Net cash provided by discontinued operations		2,339
Net cash provided by operating activities	550	2,663
Cash flow from investing activities
Purchases of furniture, fixtures and equipment	(358)	(499)
Capitalized software development costs	(191)
Net cash used in investing activities	(549)	(499)
Cash flow from financing activities
Repayment of long-term debt and capital leases	(226)	(693)
Capitalized financing costs	—	(52)
Net cash used in financing activities	(226)	(745)
Effect of exchange rates on cash balances	(424)	(158)
Change in cash and cash equivalents	(649)	1,261
Cash and cash equivalents
Beginning of period	9,719	8,976
End of period	$9,070	$10,237

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

2.             Restatement of Consolidated Financial Statements

The Company has determined that its accounting for income taxes included in its previously issued financial statements for the 2004 fiscal year and for each of its interim periods of fiscal 2004 relating to taxable income from discontinued operations generated by trust distributions during fiscal 2004 was incorrect.  The income tax benefit created by operating losses of continuing operations should have been reflected as being realized within continuing operations as a result of taxable income generated from trust distributions.  In the Company’s previously issued financial statements, such income tax benefits were reflected net within income from discontinued operations rather than applied as a tax benefit to continuing operations as required under SFAS No. 109, Accounting for Income Taxes.  As reflected below, the consolidated financial statements for the three and six month period ended March 31, 2004 discussed and presented herein have been restated to correct the error resulting in decreases of $77,000 and $90,000, respectively, in the income tax provision in continuing operations.  The income tax provision in discontinued operations for the six months ended March 31, 2004 was increased by $103,000.  These adjustments had no impact on net loss, net cash provided by operating activities or total stockholder’s equity as previously reported for the year ended September 30, 2004.

	Three Months
	Ended March 31,		Three Months
	2004 (as previously		Ended March 31,
	reported)	Adjustment	2004 (as restated)

Loss from continuing operations before provision for income taxes	$(7,291)		$(7,291)
Provision for (benefit from) income taxes	133	$(77)	56
Loss from continuing operations	(7,424)	77	(7,347)
Discontinued Operations
Income from discontinued operations, net of tax	133		133
Net loss	$(7,291)	$77	$(7,214)

Basic and diluted earnings (loss) per common share
Continuing operations	$(0.19)	$0.01	$(0.18)
Discontinued operations
Net loss	$(0.18)		$(0.18)

	Six Months		Six Months
	Ended March 31,		Ended March 31,
	2004 (as previously		2004
	reported)	Adjustment	(as restated)

Loss from continuing operations before provision for income taxes	$(9,812)		$(9,812)
Provision for (benefit from) income taxes	143	$(90)	53
Loss from continuing operations	(9,955)	90	(9,865)
Discontinued Operations
Income from discontinued operations	2,339	(103)	2,236
Net loss	$(7,616)	$(13)	$(7,629)

Basic and diluted earnings (loss) per common share
Continuing operations	$(0.25)		$(0.25)
Discontinued operations	$0.06		$0.06
Net loss	$(0.19)		$(0.19)

Cash Flow
Loss from continuing operations	$(9,955)	$90	$(9,865)
Noncash income tax benefit		$(90)	$(90)
Net cash provided by (used in) continuing operations	$(252)	$576	$324
Net cash provided by discontinued operations	$2,915	$(576)	$2,339

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

Pro forma net loss for the three and six months ended March 31, 2005 and 2004 was as follows:

	Three Months Ended		Six Months Ended
Thousands	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
		(restated)		(restated)
Net loss, as reported	$(895)	$(7,214)	$(1,561)	$(7,629)
Less total stock-based compensation expense determined under fair value based method for all rewards	(1,406)	(155)	(1,683)	(278)
Pro forma net loss	$(2,301)	$(7,369)	$(3,244)	$(7,907)

Basic and diluted loss per common share
As reported	$(0.02)	$(0.18)	$(0.04)	$(0.19)
Pro forma	(0.06)	(0.18)	(0.08)	(0.20)

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

6.             Discontinued Operations (restated)

In December 2003, the Company received a cash distribution of $2.9 million from the liquidating trust of AremisSoft Corporation (the “Former Parent”), which was recorded as income from discontinued operations during the first quarter ended December 31, 2003.  In addition, the Company recorded a $619,000 charge for additional obligations of the discontinued operations in the quarter ended December 31, 2003, and a $163,000 benefit in the quarter ended March 31, 2004.  These amounts were recorded net of $223,000 of income tax expense.  The remaining obligations of the Former Parent are included in accrued expenses on the Company’s balance sheet at March 31, 2005.  The liability represents lease commitments and other costs associated with the Former Parent’s bankruptcy and clean-up efforts.

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

8.             Comprehensive Loss (restated)

Total comprehensive loss was $800,000 and $7.1 million for the three months ended March 31, 2005 and 2004, respectively.  Total comprehensive loss was $2.1 million and $7.8 million for the six months ended March 31, 2005 and 2004, respectively.  Comprehensive loss differs from net loss due to foreign currency translation adjustments.

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

Restatement of Consolidated Financial Statements

As further described in Note 2 to the Consolidated Financial Statements of this Form 10-Q/A, we have determined that our accounting for income taxes included in its previously issued financial statements for the 2004 fiscal year and for each of its interim periods of fiscal 2004 relating to taxable income from discontinued operations generated by trust distributions during fiscal 2004 was incorrect.  The income tax benefit created by operating losses of continuing operations should have been reflected as being realized within continuing operations as a result of taxable income generated from trust distributions.  In our previously issued financial statements, such income tax benefits were reflected net within income from discontinued operations rather than applied as a tax benefit to continuing operations as required under SFAS No. 109, Accounting for Income Taxes.  The consolidated financial statements for the three and six-months ended March 31, 2004 discussed and presented herein have been restated to correct the error resulting in increases of $77,000 and $90,000, respectively, in the income tax benefit in continuing operations and an offsetting increase of $103,000 in the six month income tax provision in discontinued operations.  This resulted in a $13,000 increase to net loss for the six months ended March 31, 2004.  Net loss, net cash provided by operating activities and stockholders’ equity for the fiscal year ended September 30, 2004 were unaffected by this change.

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

Results of Operations

For the three months ended March 31, 2005, we reported total revenue of $17.4 million and net loss of $895,000, or $0.02 per share, compared to total revenue of $16.8 million and a net loss of $7.2 million, or $0.18 per share, for the same period in 2004.  The improvement in results reflects a $1.2 million increase in gross profit, which was more than offset by a $1.7 million increase in selling, general and administrative expenses.  Further, we recorded charges of $6.0 million during the 2004 three month period related to our mandatorily redeemable common stock warrant, and $365,000 of restructuring-related charges.  For the six months ended March 31, 2005, we reported total revenue of $34.7 million and a net loss of $1.6 million, or $0.04 per share, compared to total revenue of $34.2 million and a net loss of $7.6 million, or $0.19 per share, for the same period in 2004.

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

Non-Operating Income and Expenses.  The following table summarizes non-operating income and expenses for the three and six months ended March 31, 2005 and 2004:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
Thousands	2005	2004	2005	2004
		(restated)		(restated)
Interest expense	$1,022	$1,230	$2,025	$2,268
Expense from change in value of mandatorily redeemable common stock warrant		6,040		6,423
Other expense (income), net	86	44	(187)	18
Provision for income tax	190	56	290	53
Income from discontinued operations, net of tax		(133)		(2,236)

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

In accordance with the bankruptcy and reorganization plan of AremisSoft Corporation, our former parent, we retained a 10% interest in net collections by the liquidating trust established to pursue litigation claims and collection of assets remaining in AremisSoft after bankruptcy.  In December 2003, we received a cash distribution of $2.9 million from the liquidating trust, which was recorded as income from discontinued operations.  In addition, we recorded a $619,000 charge for additional obligations of the discontinued operations in the quarter ended December 31, 2003, and a $163,000 benefit in the quarter ended March 31, 2004.  These amounts were recorded net of an income tax expense of $223,000.  We have been advised that the liquidating trust has reached settlement in one of the actions it is pursuing and anticipates, in accordance with that settlement, a substantial collection within the next several months.  We have not been advised as to the precise amount of the anticipated collection, the exact timing of the collection, or whether the liquidating trust will make an immediate distribution to its beneficiaries and SoftBrands.  If a distribution occurs, we intend to recognize any such distribution upon cash receipt and reflect this as income from discontinued operations.

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

Cash Flows from Operating Activities.  We generated $550,000 of cash from continuing operations in the six months ended March 31, 2005, compared to cash generated of $324,000 in the comparable prior year period.  The two most significant changes between the two periods are an $8.3 million reduction from 2004 to 2005 in the loss from continuing operations, and the $6.4 million change in valuation of mandatorily redeemable common stock.  This non-cash item was recorded in 2004 as an operating expense and is no longer required due to the exchange of this put warrant for Series B convertible preferred stock and a new common stock warrant.   Additionally, other non-cash charges decreased by $2.7 million.   We had $3.2 million of non-cash expenses in the six months ended March 31, 2005, including $2.9 million of depreciation and amortization and $586,000 for non-cash interest charges.  This compares to other non-cash expenses of $5.9 million in the prior year, including $3.6 million of depreciation and amortization, $1.5 million of restructuring charges and $792,000 for non-cash interest.

Changes in operating assets and liabilities produced a cash usage of $1.1 million in the six months ended March 31, 2005 as compared to a $2.2 million usage in the prior year. The most significant cash flow changes between the two periods relate to accounts payable and accrued restructuring costs.  In the six months ended March 31, 2004, we used $4.7 million for the reduction of these balances compared to $801,000 in the six months ended March 31, 2005.  The 2004 period included significant cash payments for restructuring related expenses and to bring vendor accounts current.  We generated cash of $1.4 million and $2.8 million from increased deferred revenue during the six months ended March 31, 2005 and 2004, respectively.

In December 2003, we received a cash distribution of $2.9 million from the liquidating trust established following the AmerisSoft bankruptcy, which is reflected as cash from discontinued operations, net of certain other expenses and taxes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in market risk for the Company in the period covered by this report. See the Company’s Form 10 as filed with the SEC on January 14, 2005, as amended on March 15, 2005 and May 6, 2005 and June 24, 2005, for a discussion of market risk for the Company.

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