Form 10-Q/A
period 2005-06-30
SoftBrands, Inc.
filed 2005-10-06
CIK 1311926

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

Explanatory Note

This Form 10-Q/A is filed to amend Items 1, 2 and 4 of Part I of this Form 10-Q for the following matters. As discussed in Note 2 of the Consolidated Financial Statements, we restated our 2004 financial information related to accounting for income taxes within continuing and discontinued operations.  The restatement of our 2004 financial information delayed the initial filing of our Form 10-Q.  In our rushed attempt to correct an income tax accounting issue in our 2004 financial statements by the extended filing deadline, our Form 10-Q was filed prior to completion of our usual review controls and procedures and before our Independent Registered Public Accounting Firm had completed its quarterly review procedures.  Briefly, this restatement affected earnings per share, diluted earnings per share, income tax provision (benefit), and cash flow; more specifically:

1.                                       The earnings per share disclosure in Note 2, Restatement of Consolidated Financial Statements, as originally filed contained formatting and calculation errors.  These have been corrected in this filing.

2.                                       The diluted earnings per share calculation in Note 4, Stock-Based Compensation, contained errors in the per share amounts for the three-months ended June 30, 2005.  The calculations have been corrected in this filing.

3.                                       The income tax provision for discontinued operations in Note 6, Discontinued Operations (restated) has been corrected to accurately reflect the amount of tax.

4.                                       The Cash Flow Statements for the nine months ended June 30, 2005 and 2004 were revised to reflect noncash income tax benefit as a separate line item within cash flow from operating activities.

5.                                       Management’s discussion and analysis of financial condition and results of operations as related to non-operating income and expenses and discontinued operations was updated for applicable changes resulting from the above items and other typographical corrections.

6.                                       Item 4 was updated for a second material weakness related to our internal control over financial reporting.

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

SoftBrands, Inc.

Consolidated Statements of Cash Flows

in thousands

(unaudited)

	Nine Months Ended
	June 30,	June 30,
	2005	2004
	(restated)	(restated)
Cash flow from operating activities
Loss from continuing operations	$(1,610)	$(6,708)
Adjustments to reconcile loss from continuing operations to net cash provided by continuing operations
Depreciation and amortization	4,336	5,393
Change in value of mandatorily redeemable common stock warrant		3,321
Noncash interest expense	884	1,087
Foreign currency transaction gains (losses)	(221)	5
Restructuring related	(261)	1,711
Provision for doubtful accounts	132	301
Noncash income tax benefit	(322)	(984)
Other, net		35
Change in operating assets and liabilities
Accounts receivable, net	(887)	(372)
Prepaid expenses and other current assets	(23)	389
Accounts payable	337	(2,179)
Accrued expenses	(1,320)	(304)
Accrued restructuring costs	(748)	(2,831)
Deferred revenue	(180)	1,212
Other current liabilities	(36)	(456)
Other long-term assets and liabilities	(75)	(8)
Net cash (used in) continuing operations	6	(388)
Net cash provided by discontinued operations	12,405	2,339
Net cash provided by operating activities	12,411	1,951
Cash flow from investing activities
Purchases of furniture, fixtures and equipment	(487)	(691)
Capitalized software development costs	(216)
Net cash used in investing activities	(703)	(691)
Cash flow from financing activities
Repayment of long-term debt and capital leases	(338)	(984)
Capitalized financing costs		(52)
Net cash used in financing activities	(338)	(1,036)
Effect of exchange rates on cash balances	(631)	(132)
Change in cash and cash equivalents	10,739	92
Cash and cash equivalents
Beginning of period	9,719	8,976
End of period	$20,458	$9,068

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

2.             Restatement of Consolidated Financial Statements

The Company has determined that its accounting for income taxes included in its previously issued financial statements for the 2004 fiscal year and for each of its interim periods of fiscal 2004 relating to taxable income from discontinued operations generated by trust distributions during fiscal 2004 was incorrect.  The income tax benefit created by operating losses of continuing operations should have been reflected as being realized within continuing operations as a result of taxable income generated from trust distributions.  In the Company’s previously issued financial statements, such income tax benefits were reflected net within income from discontinued operations rather than applied as a tax benefit to continuing operations as required under SFAS No. 109, Accounting for Income Taxes.  The consolidated financial statements for the three and nine-month periods ended June 30, 2004 discussed and presented herein have been restated to correct the error resulting in increases of $894,000 and $984,000, respectively, in the income tax benefit in continuing operations. These adjustments are offset by increases in the income tax provision in discontinued operations as reflected in the table below.  This adjustment had no impact on net loss, net cash provided by operating activities or total stockholders’ equity as previously reported for the nine month period ended June 30, 2004.

	Three Months Ended June 30, 2004 (as previously reported)	Adjustment	Three Months Ended June 30, 2004 (as restated)

Income (loss) from continuing operations before provision for income taxes	$2,393		$2,393
Provision for (benefit from) income taxes	130	$(894)	(764)
Income from continuing operations	2,263	894	3,157
Discontinued Operations
Loss from discontinued operations, net of tax		(881)	(881)
Net Income	$2,263	$13	$2,276

Basic earnings (loss) per common share
Continuing operations	$0.06	$0.02	$0.08
Discontinued operations		$(0.02)	$(0.02)
Net Income	$0.06		$0.06

Diluted earnings (loss) per common share
Continuing operations	$0.05	$0.02	$0.07
Discontinued operations		$(0.02)	$(0.02)
Net Income (loss)	$0.05		$0.05

	Nine Months Ended		Nine Months Ended
	June 30, 2004		June 30, 2004
	(as previously reported)	Adjustment	(as restated)

Income (Loss) from continuing operations before provision for income taxes	$(7,419)		$(7,419)
Provision for (benefit from) income taxes	273	$(984)	(711)
Income (Loss) from continuing operations	(7,692)	984	(6,708)
Discontinued operations
Income (loss) from discontinued operations, net of tax	2,339	(984)	1,355
Net Loss	$(5,353)	$—	$(5,353)
Basic and diluted earnings (loss) per common share
Continuing operations	$(0.19)	$0.02	$(0.17)
Discontinued operations	$0.06	$(0.03)	$0.03
Net Loss	$(0.13)		$(0.13)

Cash Flow
Loss from continuing operations	$(7,692)	$984	$(6,708)
Noncash income tax benefit		$(984)	$(984)
Net cash provided by (used in) continuing operations	$596	$(984)	$(388)
Net cash provided by discontinued operations	$1,355	$(984)	$2,339

The restatement of the 2004 financial information for the income tax matters discussed above, delayed the initial filing of the Company’s Form 10-Q for the period ended June 30, 2005.  In the attempt to correct the income tax accounting issue in the 2004 financial statements by the extended filing deadline, the Company’s Form 10-Q was filed prior to completion of the usual review controls and procedures.  The restated information in the financial statements in this Form 10-Q/A includes the following:

•      This filing corrects formatting and calculation errors in the earnings per share disclosure in Note 2.  The basic and diluted net loss per common share for continuing operations for the nine months ended June 30, 2005 (as restated) was previously reported as $0.17 (the corrected per share amount is $(0.17)).  The basic and diluted net loss per common share for the nine months ended June 30, 2005 (as previously reported) was previously reported as $0.13 (the corrected per share amount is $(0.13)).  The adjustments in the adjustment column in the basic and diluted net loss per common share for the three months ended June 30, 2005 was previously reported as $0.01 for continuing operations and $(0.01) for discontinued operations (the corrected per share amounts are $0.02 and $(0.02), respectively).

•      This filing corrects the per share data in Note 4.  The diluted earnings per share calculation in Note 4 as originally filed contained errors in the per share amounts for the three months ended June 30, 2005 (the corrected per share amounts are $0.30 and $0.29, respectively).  The actual and pro forma diluted earnings per share were previously reported as $0.27 and $0.26, respectively.  There were no changes to the actual or pro forma net income (loss) amounts as previously reported in Note 4.

•      The income tax provision for discontinued operations in Note 6 has been corrected to accurately reflect the amount of tax expense.  The amount of tax expense net against discontinued operations was previously reported as $864,000 (the corrected amount is $558,000).

•      The Cash Flow Statements for the nine months ended June 30, 2005 and 2004 were revised to reflect the noncash income tax benefit as a separate line item within cash flow from operating activities.  Previously the amount of the benefit had been net against discontinued operations.  The amount of the benefit was $322,000 and $984,000 for the nine months ended June 30, 2005 and 2004, respectively.

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

Pro forma net income (loss) for the three and nine months ended June 30, 2005 and 2004 was as follows:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
Thousands	2005	2004	2005	2004
	(restated)	(restated)
Net income (loss), as reported	$12,034	$2,276	$10,473	$(5,353)
Less total stock-based compensation expense determined under fair value based method for all awards	(392)	(210)	(2,056)	(488)
Pro forma net income (loss)	$11,642	$2,066	$8,417	$(5,841)

Basic income (loss) per common share
As reported	$0.30	$0.06	$0.26	$(0.13)
Pro forma	0.29	0.05	0.21	(0.15)

Diluted income (loss) per common share
As reported	$0.30	$0.05	$0.26	$(0.13)
Pro forma	0.29	0.05	0.21	(0.15)

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

During the three and nine months ended June 30, 2005, 4,332,000 shares of Series B convertible preferred stock issued in August 2004 were not considered in the calculation of basic earnings per share because the Company had net losses from continuing operations, and based on the contractual terms, the Series B convertible preferred stock does not have the obligation to share in the losses of the Company.  In accordance with EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, the Company’s Series B convertible preferred stock is considered in both the basic and diluted earnings per share calculations, in those periods in which the Company reports net income from continuing operations.  During the three and nine months ended June 30, 2005, 4,332,000 shares of Series B convertible preferred stock and options and warrants to purchase 14,852,000 shares of the Company’s common stock were not considered in the calculation of diluted earnings per share because the Company had net losses from continuing operations and to do so would have been antidilutive.  During the three months ended June 30, 2004, 4,578,000 shares related to options and warrants were included in the calculation of diluted earnings per share.  During the nine months ended June 30, 2004, options and warrants to purchase 16,986,000 shares of the Company’s common stock were not considered in the calculation of diluted earnings per share because the Company had net losses from continuing operations and to do so would have been antidilutive.

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

Restatement of Consolidated Financial Statements

As further described in Note 2 to the Consolidated Financial Statements of this Form 10-Q/A, we have determined that our accounting for income taxes included in its previously issued financial statements for the 2004 fiscal year and for each of its interim periods of fiscal 2004 relating to taxable income from discontinued operations generated by trust distributions during fiscal 2004 was incorrect.  The income tax benefit created by operating losses of continuing operations should have been reflected as being realized within continuing operations as a result of taxable income generated from trust distributions.  In our previously issued financial statements, such income tax benefits were reflected net within income from discontinued operations rather than applied as a tax benefit to continuing operations as required under SFAS No. 109, Accounting for Income Taxes.  The consolidated financial statements for three and nine-month periods ended June 30, 2004 discussed and presented herein have been restated to correct the error resulting in increases of $894,000 and $984,000, respectively, in the income tax benefit in continuing operations and offsetting increases in the income tax provision in discontinued operations.  This adjustment had no impact on net loss, net cash provided by operating activities or total stockholders’ equity as previously reported for the nine month period ended June 30, 2004.

Also as further described in Note 2, the restatement of the 2004 financial information for the income tax matters discussed above, delayed the initial filing of our Form 10-Q for the period ended June 30, 2005.  In our attempt to correct the income tax accounting issue in the 2004 financial statements by the extended filing deadline, our Form 10-Q was filed prior to completion of our usual review controls and procedures, resulting in certain errors in the financial statements.

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

We have recognized tax benefits in continuing operations in the three- and nine-month periods ended June 30, 2005 and 2004, to the extent that income from discontinued operations has been offset by current period losses from continuing operations.  In all periods, such benefits are stated net of amounts for our estimated domestic federal and state liabilities and international tax liabilities.  For the three and nine months ended June 30, 2005, $558,000 of income tax expense was recorded as part of discontinued operations.  The income from discontinued operations in the three and nine months ended June 30, 2004 is net of $881,000 and $1.1 million, respectively, of income tax expense.  We consider the earnings of our international subsidiaries to be indefinitely invested abroad, and do not foresee the American Jobs Creation Act of 2004 having a material impact upon our financial position.

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

Cash Flows from Operating Activities.  We generated $6,000 of cash from continuing operations in the nine months ended June 30, 2005 compared to $388,000 used in the comparable prior year period.  The most significant changes between the two periods include a $5.1 million improvement in 2005 from 2004 in the loss from continuing operations and a $3.3 million change in valuation of mandatorily redeemable common stock warrant.  The change in valuation of the mandatorily redeemable warrant, a non-cash item, was recorded in 2004 as an operating expense and is no longer required due to the exchange of this warrant for Series B convertible preferred stock and a new common stock warrant.  In addition, other non-cash charges, excluding the change in valuation of mandatorily redeemable common stock warrant, decreased by $3.0 million in the nine months ended June 30, 2005.  We had $4.5 million of non-cash expenses in the nine months ended June 30, 2005, including $4.3 million of depreciation and amortization and $884,000 for non-cash interest charges related to the amortization of financing costs and the original issue discount on the long-term debt.  This compares to non-cash expenses of $10.9 million in the prior year, including $5.4 million of depreciation and amortization, $1.1 million for non-cash interest, $3.3 million of mandatorily redeemable common stock warrant, and a benefit of $984,000 from income taxes.

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

In December 2003, we received a cash distribution of $2.9 million from the Liquidating Trust established following the AmerisSoft bankruptcy, which is reflected, as cash from discontinued operations, net of certain other expenses and taxes.  Subsequently, we have received another cash distribution of $12.6 million from the trust in June 2005, which is also reflected, net of taxes as cash from discontinued operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation and because of the material weaknesses in internal control over financial reporting discussed below, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.  Notwithstanding the material weaknesses discussed below, the Company’s management has concluded that the financial statements included in this Form 10-Q/A fairly present in all material respects the Company’s financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting.  Except as noted below, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Although we have not yet been required to assess and report on the effectiveness of our internal control over financial reporting, we have concluded that we did not maintain effective controls over accounting for income taxes required under SFAS No. 109.  Specifically, we did not maintain effective controls to ensure that the tax accounting was accurately presented for unique transactions and situations or that the related tax accounting was appropriately reviewed to ensure compliance with generally accepted accounting principles.  This control deficiency resulted in the restatement of our interim and annual consolidated financial statements for the year ended September 30, 2004, and the interim consolidated financial statements during fiscal year 2005 (the quarters ended December 31, 2004 and March 31, 2005).  This control deficiency could result in a misstatement to the tax provision and related tax accounts and disclosures in the financial statements that would result in a material misstatement in the annual or interim financial statements that would not be prevented or detected.  Accordingly, management determined that this control deficiency represents a material weakness in internal control over financial reporting as of September 30, 2004 and through June 30, 2005.

We did not maintain effective controls over the period-end and financial reporting process to ensure that our June 30, 2005 Form 10-Q was originally filed accurately.  Specifically, in our rushed attempt to correct the income tax accounting for 2004 by the filing deadline in the context of the aforementioned control deficiency we filed our June 30, 2005 Form 10-Q prior to completion of the usual review controls and procedures.  The Form 10-Q as originally filed contained errors in the cash flow statement, the restatement footnote and MD&A sections regarding the restatement.  This control deficiency resulted in the need to amend our June 30, 2005 Form 10-Q.  This control deficiency could result in a misstatement to the aforementioned disclosures in the financial statements that would result in a material misstatement in the annual or interim financial statements that would not be prevented or detected.  Accordingly, management determined that this control deficiency represents a material weakness in internal control over financial reporting as of June 30, 2005.

The tax accounting restatement and restatement of the June 30, 2005 Form 10-Q had no impact on net loss, net cash provided by operating activities and total stockholders’ equity as previously reported for the fiscal year ended September 30, 2004.

Plans for Remediation.  Management intends to remediate these material weaknesses in internal control over financial reporting during 2005 and will report on its status when it files its Form 10-K for the year ending September 30, 2005.  In particular, we intend to:

•      Strengthen our internal knowledge base with expanded training and education.

•      Expand our review procedures related to unique and specialized transactions.

•      Review unique and specialized transactions on a contemporaneous basis.

•      Increase consultations with external experts in the field of accounting, to augment our internal knowledge and experience base.

•      Maintain reporting calendars that allow for sufficient internal review time and for sufficient review by the Company’s independent registered public accounting firm.

By implementing these internal control improvements, we expect to remediate these material weaknesses in internal control over financial reporting before September 30, 2006, which is the date with respect to which our management, and our independent registered public accounting firm, must first report on the effectiveness of our internal control over financial reporting under the Section 404 provisions of the Sarbanes-Oxley Act.

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