Form 10-K
period 2005-09-30
SoftBrands, Inc.
filed 2005-12-20
CIK 1311926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-51118

GENERAL FORM FOR REGISTRATION OF SECURITIES

Pursuant to Section 12(b) or (g) of The Securities Exchange Act of 1934

SoftBrands, Inc.

(Exact name of registrant as specified in its charter)

Delaware	41-2021446
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Meridian Crossings, Suite 800 Minneapolis, Minnesota	55423
(Address of principal executive offices)	(Zip Code)

(612) 851-1500

Registrant’s telephone number, including area code

Securities to be registered pursuant to Section 12(b) of the Act:

None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐   NO ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $72,035,933.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or

15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES ☒    NO ☐

The number of shares of the registrant’s common stock outstanding as of October 31, 2005 was 40,036,000.

SoftBrands, Inc

2005 Annual Report on Form 10-K

FORWARD LOOKING STATEMENTS

Our Form 10-K contains a number of statements about our future operations.  We make statements regarding anticipated product introductions, changes in markets, customers and customer order rates, expenditures in research and development, growth in revenue, taxation levels, the effects of pricing, and the growth in our foreign operations, and others not specifically identified, all of which represent our expectations and beliefs about future events.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar words and expressions.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from those expressed or implied by these forward-looking statements.  The factors that may cause our operations to vary materially from those contemplated by our forward-looking statements include:

•                  Economic and market conditions can adversely affect our revenue growth and operating results.  Demand for enterprise software and our solutions is affected by general economic conditions, competition, product acceptance and technology lifecycles. A general weakening of the economy and business conditions that affect information technology and the industries we serve could result in delays and decreases of customer purchases, and in decreases in our renewal rates for software maintenance.

•                  Our operating results may be adversely affected by downturns in the industries we serve. Our financial results depend, in significant part, upon economic and market conditions in the manufacturing and hospitality industries.  The hospitality industry experienced a significant downturn as a result of 9/11 and the SARS outbreak.  Disasters such as the tsunami in the Indian Ocean region, hurricanes Katrina’s and Rita’s impact in the United States and the avian influenza worry could have similar impact upon both the manufacturing and hospitality markets in the regions directly or indirectly affected.  Continued changes in the hospitality and manufacturing markets could impact our ability to sell our software.

•                  The markets for some of our products are mature and we may have difficulty generating significant new software license sales in those markets.  The combination of a decline in the level of manufacturing activity in the United States and Western Europe and saturation due to market maturity of Enterprise Resource Planning (“ERP”) software may limit new license sales growth.

•                  We may become more dependent on products that are not widely accepted and that have limited sales and service revenue history.  We are marketing our Fourth Shift Edition for SAP Business One product, for use with SAP Business One to small- to mid-sized manufacturing companies and plants or divisions of multinational enterprises.  This product was released in April 2005.  We have not sold substantial numbers of these products and cannot be certain that they will ever be widely accepted in the marketplace.

•                  Sales of Fourth Shift Edition are dependent upon continuation of agreements with, and cooperation from, SAP and termination of those agreements and cooperation could render continued sales difficult or impractical.  We are devoting significant resources to marketing Fourth Shift Edition for SAP Business One as one of our leading product offerings for small to mid-sized manufacturers.  We have developed Fourth Shift Edition in accordance with a development agreement with SAP Business One and distribute Fourth Shift Edition directly with copies of SAP Business One that we sell as a SAP Business One reseller and in part through arrangements with SAP Business One resellers.  Termination of our agreements with SAP Business One could end our ability to sell SAP Business One, limit our market for the product to existing SAP Business One users, and terminate many of our distribution channels.

•                  We have substantial international sales which are subject to the many risks of international operations.  Our operations are international in scope, with operations in Europe, Middle East, China and Africa.  For the year ended September 30, 2005, 47.2% of our revenue was derived from sales outside the United States.  These sales are subject to many of the risks of international operations including:

•                  higher operating costs in some regions;

•                  currency controls and fluctuations in currency exchange rates;

•                  changes in local market business requirements and increased cost and development time required to modify and translate our products for local markets;

•                  inability to recruit qualified personnel in a specific country or region;

•                  difficulty in establishing and maintaining relationships with local resellers, systems integrators or other third-party vendors;

•                  differing foreign technical standards;

•                  differing regulatory requirements;

•                  export restrictions and controls, tariffs and other trade barriers;

•                  difficulties in staffing and managing international operations;

•                  reduced protection for intellectual property rights;

•                  changes in political and economic conditions;

•                  seasonal reductions in business activity;

•                  potentially adverse tax assessments; and

•                  terrorism, disease, or other events that may affect local economies and access, and that may particularly affect utilization of hotels and therefore our hospitality business.

•                  The sales cycle for our products makes it difficult to predict our operating results.   Our customers often take significant time evaluating our products before licensing the software. The period between initial customer contact and a purchase may vary from one month to more than one year. During the evaluation period, prospective customers may delay purchases, may decide not to purchase and may scale down proposed orders for reasons that we do not control and cannot predict, including:

•                  reduced demand for enterprise software solutions;

•                  introduction of products by our competitors;

•                  lower prices offered by our competitors;

•                  changes in the budgets and purchasing priorities of the customer;

•                  need for education of customer personnel; and

•                  changes in the customer’s information systems.

•                  We may be unable to retain or attract customers if we do not develop new products and enhance our current products in response to technological changes and competing products.  We have been required, and will continue to be required, to adapt our products to rapidly changing standards for operating systems, databases and other technologies. We will be unable to compete effectively if we are unable to:

•                  maintain and enhance our technological capabilities to correspond to these changing environments and standards;

•                  develop and market products and services that meet changing customer needs; and

•                  anticipate or respond to technological changes on a cost-effective and timely basis.

A significant portion of our research and development resources is devoted to product upgrades that address new systems and maintenance requirements or add functionality to our products. The remainder of our research and development resources are devoted to new products that we cannot be certain will be widely accepted.

•                  Our revenue is partly dependent on renewal of maintenance agreements by our customers.  We generate substantial recurring revenue from our customer support program and other software maintenance services, most of which renew annually at the customer’s option.  During the year ended September 30, 2005, we generated $43.5 million or approximately 62% of our total revenue from software maintenance services.  The level of our maintenance revenue is directly related to the number of our software products that are in active use by customers.  If our customers cease using our products, if we are unable to maintain the rate of addition of new customers, or if our customers determine that they cannot afford maintenance, our maintenance revenue can be expected to decline.  Revenue generated from customers using legacy products that receive lower rates of development funding represent an increasing risk of cancellation.

•                  We may be required to delay revenue recognition into future periods, which could adversely impact our operating results. We may be required to defer revenue recognition for license fees due to several factors, if:

•                  our license agreements include applications that are under development or have other undelivered elements which may be essential or may not have a vendor specific objective evidence of fair value;

•                  we deliver services which could delay product delivery or acceptance; or

•                  a third-party vendor, whose technology is incorporated into our software products, delays delivery of the final software product to the customer.

We are occasionally unable to negotiate contract terms that permit revenue recognition at the time of delivery or even as work on the project is completed.

•                  We have adopted anti-takeover defenses that could make it difficult for another company to acquire control of SoftBrands.  Provisions in our second amended and restated certificate of incorporation and bylaws, our stockholder rights plan and under Delaware law could make it more difficult for other companies to acquire us, even if doing so would benefit our stockholders. Our charter documents contain the following provisions which may inhibit an acquisition:

•                  advance notification procedures for matters to be brought before stockholder meetings;

•                  a limitation on who may call stockholder meetings;

•                  a prohibition on stockholder action by written consent;

•                  a classified or “staggered” board of directors; and

•                  the ability of our board of directors to issue shares of preferred stock without a stockholder vote.

Further, our stockholder rights plan could delay, deter or prevent any potential bidder from acquiring more than 10% of our voting stock without the agreement of our Board of Directors. Because we are incorporated under Delaware law, a stockholder who acquires more than 15% but less than 85% of our stock may have difficulty acquiring us during the three years after the date of the stock acquisition.

•                  A number of our competitors are well-established software companies that have advantages over us. We face competition from a number of software companies that have advantages over us due to their larger customer bases, greater name recognition, long operating and product development history, greater international presence and substantially greater financial, technical and marketing resources. These competitors include well-established companies such as Microsoft Corporation, Oracle Corporation and SSA, all of which have larger installed customer bases.  In addition, we compete with a variety of more specialized software and services vendors, including:  Epicor Software Corporation, QAD, Inc., SYSPRO Impact Software, Inc., Infor Global Solutions, IFS, Intentia International AB and Glovia International.

•                  A recently adopted change in the way companies must account for stock options may affect our earnings and cause us to change our compensation practices.   Through September 30, 2005 we accounted for the issuance of stock options under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. In December 2004, the Financial Accounting Standards Board (“FASB”) adopted SFAS No. 123R, Share-Based Payment, (“SFAS No. 123R”) which is effective for us starting in the first quarter of fiscal 2006.  SFAS No. 123R requires us to report in our operating statement, the fair value of awards under our stock plans as a compensation expense affecting both net income (loss) and earnings (loss) per share. Through September 30, 2005, we recorded compensation expense only in connection with option grants that had an exercise price below fair market value. For option grants that had an exercise price at fair market value, until the first quarter of fiscal 2006, we calculated compensation expense and disclosed their impact on net income (loss) and earnings (loss) per share, as well as the impact of all stock-based compensation expense, only in a footnote to our consolidated financial statements. SFAS No. 123R requires us to expense the fair value of stock based benefit awards, stock options, restricted stock and stock appreciation rights, as compensation cost starting with the first quarter in fiscal 2006.

•                  Changes in the terms on which we license technologies from third-party vendors could result in the loss of potential revenues or increased costs or delays in the production and improvement of our products.  We license third-party software products that we incorporate into, or resell with, our own software products. For example, we incorporate customer relations software licensed from Pivotal into some of our products, and we rely on the SQL database management system for many of our products and the Oracle database management system for some of our products.  We also have reseller relationships with a number of other companies, which allow us to resell their technology with our products. These licenses and other technology licenses are subject to periodic renewal and may include minimum sales requirements. A failure to renew, or early termination of these licenses or other technology licenses could adversely impact our business.

•                  If our products infringe on the intellectual property rights of third parties and we are sued for infringement or cannot obtain licenses to these rights on commercially acceptable terms, our business would suffer.  Many participants in the technology industry have an increasing number of patents and patent applications and have demonstrated a readiness to take legal action based on allegations of patent and other intellectual property infringement. As the number and functionality of our products increase, we believe that we may become increasingly subject to the risk of infringement claims. If infringement claims are brought against us, these assertions could distract management and we may have to expend potentially significant funds and resources to defend or settle such claims. If we are found to infringe on the intellectual property rights of others, we could be forced to pay significant license fees or damages for infringement.

•                  We have limited protection of our intellectual property and, if we fail to adequately protect our intellectual property, we may not be able to compete. We rely on a combination of contract, copyright, trademark and trade secret laws to protect this information.  Existing copyright laws afford only limited protection.  In general, we do not release the source code of our products, although we may permit customers to obtain access to our source code through a source code escrow arrangement. This access to our source code may increase the likelihood of misappropriation or other misuse of our intellectual property. In addition, the laws of some countries in which our software products are or may be licensed do not protect our software products and intellectual property rights to the same extent as the laws of the United States. Defending our rights could be costly.

•                  Our success depends on our ability to continue to retain and attract qualified personnel.  We believe that our success depends upon our ability to continue to train, retain, effectively manage and attract highly skilled technical, managerial, sales and marketing personnel. If our efforts in these areas are not successful, our costs may increase, development and sales efforts may be hindered and our customer service may be degraded. There is intense competition for personnel in the software industry.  From time to time, we experience difficulties in locating enough highly qualified candidates in desired geographic locations, or with required industry-specific expertise.

•                  If we fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results which could have a material adverse effect on our business or operating results.  Effective internal control over financial reporting is necessary for us to provide reliable financial reports and is important in helping to prevent financial fraud.  If we are unable to achieve and maintain adequate internal control over financial reporting, our business and operating results could be adversely affected.  We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement.  For example, we discovered during the summer of 2005 a material weakness in our tax reporting compliance that had caused us to incorrectly report the tax benefit from losses from continuing operations as a benefit to discontinued operations, and also discovered a material weakness in disclosure controls that caused errors in our computation of earnings per share and diluted earnings per share.  We are implementing procedures to remedy these weaknesses.  Any failure to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.  Further, the Sarbanes-Oxley Act of 2002 requires, beginning with our annual report for the 2006 fiscal year, our management to state whether our internal control over financial reporting is effective, and will require our independent registered public accounting firm to attest to management’s conclusion.  If our management is not able to come to a conclusion that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to attest to management’s conclusion, investors could lose confidence in our reported financial information.

•                  We may need additional capital to make future acquisitions.  We believe our cash balances, together with cash from operations will be sufficient to meet cash requirements through September 30, 2006 and beyond.  However, we may need or choose to raise capital for various strategic or operational reasons including acquisitions.  If we do so with unregistered securities these securities may be priced at a discount to freely tradable shares as currently reflected on the pink sheets.  There can be no assurance we will be able to raise capital and the pricing and terms of any capital could be unfavorable to current stockholders.

PART I

ITEM 1.                                                     BUSINESS

General

SoftBrands, Inc. provides enterprise software and professional services to approximately 4,500 customers in more than 60 countries.  We have established a worldwide infrastructure for distribution, development and support of enterprise software.  Our integrated software suites provide the tools necessary for small- and mid-sized businesses in the manufacturing and hospitality sectors to improve efficiency, enhance customer satisfaction and improve profitability.  Headquartered in Minneapolis, Minnesota, we have more than 570 employees and branch offices in Europe, China, Australia, India and Africa. We operate in two principal business segments: manufacturing software and hospitality software.

Development of Business

Over the past twelve months, we introduced a key new manufacturing software product, expanded our relationship with SAP, grew our reseller network, made key new additions to our management team, significantly strengthened our balance sheet, and made an important acquisition, among other developments.

We completed development of Fourth Shift Edition for SAP Business One, a set of software applications based on our core Fourth Shift product that is integrated with SAP Business One software, in early April 2005.   Although the introduction of Fourth Shift Edition was delayed by several months, we sold fourteen Fourth Shift Edition Systems during fiscal year 2005 and currently offer the product suite in the United States, Canada and ASEAN markets.

We continued to increase our distribution capability in fiscal 2005 by adding resellers for both our hospitality and manufacturing software.  24 business partners are now in place to sell Fourth Shift Edition for SAP Business One.  In the hospitality business, 14 partners are now in place in the U.S. market to sell Medallion.

As a continuation of the initiative we instituted in 2003 to make our operations more efficient, we took significant steps in fiscal 2005 to develop a customer support center for our hospitality operations in India.  Our goal is to systemize and reduce operational costs while maintaining high service levels for customers.  We believe we achieved that goal with our manufacturing support operations when we established a support center for manufacturing in Bangalore, India, in 2003.  During 2005, we also moved first-line product support for hospitality customers to Bangalore, with support staff in regional offices focusing on second-line technical product support.  We believe that support costs for any companies we might acquire can also be significantly reduced by providing support through Bangalore.

In May 2005 we hired Ralf Suerken as senior vice president and general manager of our manufacturing business, and Steven J. VanTassel as senior vice president and general manager of our hospitality business.  Mr. Suerken most recently was chief operating officer of PRAGMATEK, which provides management consulting and SAP implementation services for the mid market.  Mr. VanTassel most recently was chief operating officer of Agiliti, Inc., a Minneapolis-based provider of managed data center hosting services.

We significantly improved our cash position and balance sheet during 2005.  In June 2005, we received $12.6 million in a distribution from the AremisSoft Corporation Liquidating Trust.  We maintain a 10% interest in net collections from the AremisSoft Liquidating Trust, and this distribution represents cash collected by the trust from a settlement with a former executive officer of AremisSoft Corporation.  In early August 2005 we used some of the proceeds from the trust distribution to repay a portion of our debt with Capital Resource Partners (CRP) and retired $8.0 million of the $20.0 million of debt outstanding.  Later in August 2005 we completed the sale of 18,000 shares of our Series C Convertible Preferred Stock and Warrants to purchase 1,200,000 shares of common stock for a purchase price of $18.0 million.  ABRY Partners, a private equity firm, purchased $15 million of the preferred stock and warrants, and Capital Resource Partners purchased the balance.  John Hunt, a partner at ABRY, joined our board of directors.  In connection with this financing, we retired the remainder of our outstanding debt with CRP.

In October 2005 we acquired Infra Business Solutions, GmbH, a privately held German software company that is a reseller and development partner of SAP Business One, for $2.0 million.  Through the newly acquired German operation, we intend to introduce Fourth Shift Edition for SAP Business One in the German market in 2006.  The acquisition increases our ability to serve small- to medium-sized manufacturers that operate in the SAP environment – one of our key strategic goals.  We also intend to apply this acquisition strategy in our hospitality business by acquiring companies that have a substantial base of maintenance-paying customers and/or provide opportunities for migration to Medallion, our leading property management system.  Our goal in the hospitality market is to become the property management system leader for independent hotels and then to leverage this position to increase our penetration of larger hotel chains as they upgrade their investment in property management system technology.

Manufacturing Software Operations

Our manufacturing business supports the enterprise information management needs of small- to mid-sized manufacturing companies and small- to mid-sized plants in large enterprise environments. Our manufacturing software business currently generates the majority of our revenue, comprising $50.6 million or 71.5 percent of our consolidated revenue for the year ended September 30, 2005.  Currently, we have a customer base of approximately 2,200 worldwide, including the October 2005 acquisition of Infra Business Solutions, GmbH, which added approximately 400 customers.

Products

We offer ERP software, consulting, implementation, installation and ongoing support to manufacturing customers worldwide.    Our principal products include Fourth Shift Edition for SAP Business One, Fourth Shift, Demand Stream, and evolution.   Fourth Shift Edition for SAP Business One, is a set of software applications, based on our core Fourth Shift product, which is integrated with SAP Business One software.  Fourth Shift is designed to work with Microsoft operating systems (Windows NT/XT/2000) and is offered with either a SQL Server database or an mdbs database system.  Demand Stream, a platform independent product, extends functionality of our Fourth Shift Product, and other ERP systems, into the market of lean manufacturing.   evolution, an ERP system that was developed independent of Fourth Shift by a company acquired by a predecessor, provides functionality and tools specifically suited to converter manufacturers. Our core products for manufacturing include:

•                  Fourth Shift Edition for SAP Business One, our joint-initiative with SAP Business One to address the software applications needs of medium-sized manufacturing companies and plants or divisions of multinational enterprises, was introduced on April 2, 2005.  As the largest enterprise application software company in the world, we believe that SAP has significant marketing, distribution and name-recognition resources that will assist us in penetrating these markets.  We agreed in 2004 to work with SAP Business One to create a solution for mid-market manufacturing opportunities and devoted development resources during 2004 and early fiscal 2005 to completing that integration.  SAP has appointed us as a distributor so that we may sell both Fourth Shift Edition for SAP Business One and complete SAP Business One systems to our customers and potential customers.  This product was introduced in the United States in April 2005; Canada in July 2005; and Australia, New Zealand, Singapore and Malaysia in the fourth quarter of fiscal 2005.

Fourth Shift Edition for SAP Business One is designed to be an affordable solution for small- and mid-sized manufacturers.  It enables emerging companies to streamline their operational and managerial processes with an SAP-centric solution.  Fourth Shift Edition for SAP Business One is built to meet the unique needs of small- and medium-sized businesses and is designed to be implemented quickly. Using Fourth Shift Edition for SAP Business One, customers are able to access real-time information through a single system containing financial, customer relationship management, manufacturing and management control capabilities.  The product is based on flexible, open technology to make it possible to change and adapt as a business grows.

•                  Fourth Shift, our core enterprise software solution is designed to improve the quality, efficiency and speed of a customer’s supply chain, global manufacturing operations, and strategic and tactical business decisions.  Fourth Shift’s comprehensive ERP suite facilitates critical business functions including manufacturing, operations, financials, workflow, e-business, human resources, and customer and supplier relationship management. Fourth Shift software, which is built on a Microsoft platform, is used by approximately 1,200 customers worldwide and is translated into more than a dozen languages. Since the Fourth Shift software was introduced in 1985, we have shipped more than 4,000 systems. We offer our customers more than 50 Fourth Shift modules that we have developed, as well as 15 companion modules that we distribute on behalf of third parties, which may be licensed individually or in combination.  Our typical sale price for an installation of Fourth Shift, including license, training and other up-front services, is approximately $200,000.

Fourth Shift offers an extended enterprise software system to help streamline a manufacturer’s operations, improve efficiency and maximize profitability across the organization. Included in our Fourth Shift offering are:

•                  Enterprise Resource Planning (“ERP”): A set of integrated applications that tie together and streamline business processes and information across a company’s accounting, engineering, manufacturing, order entry, purchasing and shipping operations. This helps customers reduce overall inventory levels while improving cash collection and on-time order shipments.  Our ERP applications comprise more than 50 modules.

•                  Customer Relationship Management (“CRM”): A fully integrated application that extends the Fourth Shift core ERP system to encompass a company’s sales, marketing and customer service groups. Working with a single set of data helps customers provide more timely and accurate answers to their prospects and customers.  Our CRM system helps manage communications, across multiple channels, with all of a company’s key constituencies: prospects, customers, partners and suppliers.

•                  E-Business: Fourth Shift includes applications that enable Fourth Shift users to collaborate electronically with their customers and suppliers. This improves a customer’s efficiency and increases revenue by reducing out-of-stock and backorder situations, improving order accuracy and reducing order generation costs.  The applications allow a manufacturer’s customers and suppliers to do business with them on the Web, any time of the day or night, which ultimately reduces costs while making the company easier to do business with.  Benefits include improved customer service and the ability to open new channels and gather valuable market information. The e-business tools are fully integrated with the core Fourth Shift enterprise system.

•                  Workflow: The VisiBar and VisiWatch extensions of our Fourth Shift product help track the movement of components and products through the plant from receiving through production, to the warehouse and final shipping. These applications also enable customers to monitor transactions and automatically take action as specified events occur. This improves efficiency through tighter control over inventory with greater accuracy and less manual intervention.

•                  Human Resources Management System: Applications that automate and streamline a company’s human resources functions, including recruitment, hiring, benefits administration, payroll, compliance and employee training. This helps reduce administrative costs, minimize employee turnover, and optimize a manufacturers’ investment in people through more effective recruitment, retention and training.

•                  Demand Stream is a lean enterprise automation software system that provides functionality to support the demand-driven factory from the shop floor through the supply chain.  Demand Stream works in tandem with a manufacturing customer’s ERP system and is not dependent on Fourth Shift or any of our other software products.  Demand Stream was introduced in 2001 and currently has 27 customer installations worldwide, primarily in the United States and China.

Lean manufacturing principles concentrate on constant manufacturing process monitoring and connectivity to suppliers and customers.  It is intended to cause the manufacturing process to provide precisely what customers demand in the way of minimizing interruption because of lack of supply, but at the same time to minimizing raw materials, work in process and finished goods inventory.

The Dynamic Lean Engine platform drives the Demand Stream software and is designed to automate pull and easily integrate lean processes through the enterprise and supply chain. Key capabilities of the dynamic lean engine include: user-driven rules, which easily accommodate lean practices; always-on agent, which is agent-driven and event-based to continuously monitor and signal lean activities; connector toolkit, an open, two-way integration to allow with efficiency of seamless integration to third-party systems, such as ERP systems, and suppliers through internet connectivity and Web-based portals; and AutoCapture, which streamlines collection of data through bar coding, scanning, scales and other means.

•                  evolution is an ERP system that enterprise software serving manufacturing and distribution markets.  It is particularly suitable for ‘converter’ manufacturers, such as manufacturers of metals, paper, and fabric producers, where reels, rolls, coils or bundles of raw materials are converted into finished product. Introduced in 1986, evolution is currently used worldwide in approximately 700 locations.

Built on a services oriented architecture (“SOA”), and using business process management (“BPM”) tools to model, design, configure, and implement customers’ unique functional requirements, evolution allows customers to tailor the application without modifying underlying source code.  The evolution application is a “platform neutral” application, which means that it is available on all common enterprise platforms, including:

• Database platform — support for Oracle, Informix and Microsoft SQL database engines.

• Server platform —support for HP-UX, Solaris, IBM AIX and Microsoft 2003 Windows Server.

• Interface — runs in a “zero client” mode, meaning any browser enabled device can access and work with the evolution applications.

Sales of new licenses for our manufacturing software products totaled $7.7 million during the year ended September 30, 2005, $7.4 million during the year ended September 30, 2004 and $7.0 million for the twelve months ended Sept. 30, 2003, constituting 15.2%, 15.1% and 14.8%, of our overall manufacturing revenue during those periods.

Services

We generate both transaction revenue from provision of professional services and substantial recurring revenue from software maintenance contracts.

The maintenance we provide through customer support is critical to our customers and we experience high annual retention rates for support services because customers have a strong desire to receive updates and assistance for what are often mission critical systems for them.  We also generate revenue through a variety of manufacturing professional services offerings, including remote system administration and hosting, training, implementation and consulting services.  Customer support and professional services related to our manufacturing software products totaled $41.3 million during the year ended September 30, 2005, $40.0 million during the year ended September 30, 2004 and $39.3 million for the twelve-month period ended September 30, 2003, constituting 81.6%, 81.4%, and 83.4%, respectively, of our overall manufacturing revenue during those periods.  We offer our manufacturing customers the following services:

Support Services.  Support Services, our software maintenance service, is our primary service offering for manufacturing software customers. Customers pay an annual fee of 20 percent of the current list price of the software modules they license.  Included in this annual maintenance contract are:

•                  New software releases that contain customer requested enhancements and new technology that enables our customers to improve their service and operational efficiencies.

•                  Interim Service Releases that contain updated documentation and code, and customer enhancements.

•                  Unlimited prioritized telephony support with access to industry and product experts on service customer questions or issues.

•                  Technical publications that provide customers information on utilizing the application to streamline their business.

•                  Online, real time WebEx support sessions providing customers instructions on how to resolve technical issues or an answer specific questions related to their data.

•                  Access to a web-enabled knowledge base where customers get answers to commonly asked questions anytime, anywhere; a web-enabled, global customer service system where customers can issue service requests, interact with support consultants, and update information until they have received a solution; a web-enabled message board where customers can collaborate and share knowledge on industry specific use of the mission critical application; and web-enabled monthly seminars on topics such as: new software releases, lean manufacturing practices, or industry adoption of new technologies like RFID.

Approximately 92% of our manufacturing software customers renew their maintenance contracts annually.  The number of customers purchasing maintenance contracts has declined in the past several years in the United States due to normal customer attrition and lower sales of new licenses to the Fourth Shift product in recent years.  Despite the lower number of customers under support agreements, we have been able to keep support service revenues from manufacturing customers relatively even over the past three years due to incremental revenue from new service offerings and cost of living price increase.

Professional Services.  SoftBrands has developed other value-added service offerings for customers, listed below:

Remote System Administration (“RSA”) and Hosting.  RSA and Hosting are service offerings where our personnel remotely manage and monitor the ERP application on a client’s network system, or host the server in a secure location.   This allows the IT staff of our customers to focus on strategic issues versus routine system maintenance.  This service is currently offered in the United States and China.

Remote Upgrade Services.   This service offering eliminates the need for onsite upgrades.  It provides enhanced service for customers at a lower cost and is one of our high margin offerings. This service is offered in the United States and China.

Web Tutors.  This service was developed as a result of analyzing our customers’ most frequently asked questions on “How to Use” the application.  Even though extensive user documentation exists in our applications and the knowledge base, some customers want the answers right away and would rather view and listen to the answers.  Therefore, our support consultants collaborated and built pre-recorded, web based seminars addressing these “How to Use” questions making them available at the click of a mouse and credit card any time, anywhere.

Database Services.  Upon customer request, these services range from providing database reconstruction (where customers’ databases have been destroyed without sufficient backups) to general ledger reorganization based on new financial reporting requirements.

Support Services continuously reviews the quality of service our customers experience by sending real-time surveys to our customers.  Additionally, our customers can request a service manager to call with a “click of a button” on the quality survey.  We consistently get high quality of service ratings from our customers and receive numerous customer quotes on our support consultants.

Our regional support consultants have on average eight years of product experience and an additional eight years of experience working for manufacturing companies.  They are domain experts and continually receive training on:

•                  New software releases and interim service releases prior to distribution to our customers.

•                  Customer relationship skills to adapt to our customers’ behavior style in order to solve the service request efficiently and provide a positive experience to our customer.

Training and Consulting Services.   We also provide training services (web-based, classroom, customer onsite and computer-based) and consulting services to manufacturing software customers.  We offer a fee-based “WebTutor” service, which provides online, recorded how-to lessons for customers on more than 30 subject areas.

We conduct annual customer service surveys, host annual user conferences, implement continuous satisfaction snapshots and employ experienced support consultants in order to enhance and differentiate our service offerings.

It is our objective to increase our service revenue by selling newly developed services to existing customers in the Americas, offering existing service programs developed in the United States to customers in Europe and China and providing support services to new customers that purchase Fourth Shift Edition for SAP Business One and Demand Stream software.

Offices

We maintain the following principal offices for our manufacturing operations:

Location	Functions
Minneapolis, Minnesota	Headquarters for Americas business. Marketing, sales, development, quality assurance, professional services and customer support functions.

Bangalore, India	Headquarters for India business. Marketing, sales, development and customer support functions.

Reading, United Kingdom	Headquarters for Europe, Middle East and Africa (“EMEA”) business. Marketing, sales, professional services and customer support functions.

Tianjin, China	Headquarters for Asia-Pacific business. Marketing, sales, development, professional services and customer support functions.

We also have customer service hubs for the manufacturing business in Mexico City, Mexico; Blackburn, United Kingdom; Mantua, New Jersey; and Johannesburg, South Africa.  Manufacturing sales offices are located in Singapore; Shanghai, Beijing and Guangzhou, China; Johannesburg, South Africa; Dublin, Ireland; and Mexico City, Mexico.

We established a worldwide customer support center for our manufacturing operations in Bangalore in 2003 to complement our existing support staff worldwide.  The center in India provides Remote Systems Administration and first-line customer support for English-speaking customers, with remaining hubs providing second-line customer support and additional new service offerings. We believe our worldwide support teams will improve value to our customers, improve our operating margins and improve our customers’ and employees’ quality of work life.

Sales and Marketing

We distribute our manufacturing software and services through a combination of direct sales and resellers.  We currently employ 42 direct sales personnel in our manufacturing operations worldwide and have contracts with approximately 28 resellers and referral partners. Our goal is to substantially increase the number of channel partners selling our manufacturing software. The following table summarizes the principal means of distribution for our manufacturing products by geography:

Product	Distribution
Fourth Shift Edition for SAP Business One	Business partners and direct sales in the United States, EMEA and Asia Pacific

Fourth Shift	Direct sales in the United States, EMEA and China. Resellers in Europe, Japan, Taiwan, Malaysia, Australia and Brazil

Demand Stream	Direct sales in the United States, China and EMEA

evolution	Direct sales in the United States. Direct sales and one primary channel partner in EMEA. Direct sales in Asia Pacific.

We have increased the amount of distribution resources devoted to our newest product offering, Fourth Shift Edition for SAP Business One.  We also intend to continue to focus on gaining market share with product replacement sales in mature ERP markets such as the United States and Western Europe, where few new manufacturing plants are being built.

Markets

Our manufacturing customers are concentrated in the following industries:  life sciences, machinery, chemical and plastics, automotive, consumer products and electronics. We currently have approximately 1,900 manufacturing customers worldwide.  No single customer has accounted for more than 10% of our revenue during any of the past three fiscal years.  We believe that small- to medium-sized manufacturers that operate in the SAP environment represent a strong growth opportunity for our manufacturing software products in the United States.

In the Europe, Middle East and North Africa markets, we believe that Eastern Europe (primarily Czechoslovakia and Poland) and Russia, represent potential opportunities for growth, particularly with the introduction of Fourth Shift Edition for SAP Business One.

In the Asia-Pacific market, the manufacturing sector in China is growing rapidly, and we believe we are well positioned to capitalize on this growth.  SoftBrands has had a presence in China since 1989.  Our current manufacturing customers in China are primarily western-based companies with major operations in China.  We also believe that introduction of a local language version of Fourth Shift Edition for SAP Business One would allow us to further capitalize on this growing market.

Research and Development

We currently employ a staff of 71 computer engineers and programmers in our manufacturing software development department.  Our product development departments for manufacturing are located in the following areas:

Product	Development locations
Fourth Shift Edition for SAP Business One	Minneapolis, Minnesota and Tianjin, China

Fourth Shift	Minneapolis, Minnesota and Tianjin, China

evolution	Blackburn, U.K. and Noida, India

Demand Stream	Minneapolis, Minnesota and Tianjin, China

Our Fourth Shift development staff focuses on developing new functionality that our customers have indicated they desire and extending the interoperability of Fourth Shift with other software products and new platforms.  We are also currently devoting substantial effort to enhancing the functionality of Fourth Shift Edition for SAP Business One.  Our evolution development staff is focused on custom programming using the evolution tools to create individualized ERP systems for evolution customers.  Our

Demand Stream development staff has created, and continues to create, new software technology that further enhances this new product.

Competitors

The market for ERP software is intensely competitive worldwide and price sensitive. Our manufacturing software products compete for installations in companies, company subsidiaries or individual plants with less than $1 billion in revenue.  SoftBrands manufacturing products compete worldwide based on reputation, quality, reliability and service offerings. The U.S. market for ERP software for small- to mid-sized manufacturing concerns is characterized by a number of smaller companies, none of which has a significant portion of the market.  We believe that the functionality of many of the product offerings in this market has become similar and that the U.S. portion of the market has become mature and largely saturated by existing vendors.  Competition in the U.S. market has become particularly acute, and the market has shown reduced growth since 2000.  EMEA and Asia-Pacific markets are less saturated and stronger growth opportunities exist.

Key competitors for Fourth Shift and Fourth Shift Edition for SAP Business One include Epicor Software Corporation, QAD, Inc., SYSPRO Impact Software, Inc., Microsoft Corporation, Oracle Corporation, and Infor Global Solutions.  Key competitors for Demand Stream include QAD, Inc. and Oracle Corporation.  SoftBrands’ evolution product competes with vendors of financial and enterprise management products from a number of suppliers, including QAD, Inc., JD Edwards, Oracle Corporation, IFS, Intentia International AB and Glovia International.

Hospitality Software Operations

Our Hospitality business supports the enterprise information management needs of hotels and resorts. Our hospitality software business generated $20.2 million, or 28.5 percent of our consolidated revenue for the year ended September 30, 2005.

Products

We provide property management systems and leisure management systems to hotels, resorts, spas and health clubs.  We have two primary property management systems, Medallion and PORTfolio.  Our primary leisure management system is RIO.  None of these three products are designed to operate together and each is sold as a separate product to separate markets.  Although PORTfolio and Medallion are both property management systems that could compete with each other, we acquired them at separate times and they have features that appeal to different geographic and hotel markets.  Medallion is more widely used in small- to mid-sized hotel chains.  PORTfolio has centralized reservation functionality and is used in the United Kingdom and in English speaking countries for larger hotels and hotel chains.  RIO is designed specifically to serve sites that accommodate the multiple leisure activities of full service resorts, such as fitness centers, spas, golfing, tennis courts and dining.

•                  Medallion is a Windows-based property management system designed primarily for medium service independent hotels and hotel chains worldwide.  It features an easy to use single-screen approach to property management backed by a high number of features. Medallion is a fully translated product that can accommodate both single- and double-byte languages, and therefore can be sold in all global markets.  A key feature of Medallion is its “look and book” function that lets a user drag and drop bookings using a graphical representation of their property.  Medallion is designed for hotel staff that has little time for lengthy or sophisticated training.  We believe that Medallion contains the functionality needed to meet the needs of our market, including: reservations; rate management; guest accounting; city ledger; conferencing and banqueting; group handling; travel agent allocations; guest and company history; integrated rate management; credit card processing; sales and marketing tools; and employee e-mail and task manager.  As we continue to increase the functionality of Medallion, we believe it will offer customers of legacy systems an attractive replacement product.  Medallion is sold both by our direct sales force and a network of business partners.  There are currently more than 800 installations of Medallion worldwide.

•                  PORTfolio is a comprehensive client/server hotel system that offers a wide range of functions for both the front- and back-office operations in single-site and multi-property hotels. With PORTfolio’s centralized management system, hotel chains can take advantage of a central reservation system, along with centralized guest and company history, data warehousing and sales ledger. PORTfolio has many customizable features allowing hotel staff to keep operations flowing from one shift to the next. Staff can easily track reservations, client history, room availability, rate levels, and day-to-day communications with graphically rich screens and easy-to-read menus. Other key features include diary, end-of-day processing, housekeeping, maintenance, accounts receivable and full management reporting.  There are currently approximately 250 installations of PORTfolio, primarily in the United Kingdom.

•                  RIO supports the activities of spas, health clubs and resorts.  RIO is an integrated system that has particular strength in high-end accommodation resorts and spas. We have offered the RIO product for approximately four years.  There are currently approximately 150 installations of RIO worldwide.   The RIO system has seven software modules that are designed to operate independently as stand-alone applications, or collectively in any combination to provide an integrated solution that shares the same client historical database.  The heart of the system is the Client Profile Manager, which allows a resort or spa to capture all aspects of client preferences and activities.  RIO can tie together all areas of a resort property, including spa, restaurant, gift shop, classes, special events, tennis and fitness center, through specific modules such as RIO Spa, RIO Retail and RIO Dining.

A large portion of hospitality revenue is derived from maintenance of legacy software systems, primarily IGS Hotel and LANmark.  IGS Hotel operates in a multitasking DOS environment and offers a wide range of functions for both the front- and back-office operations in a hotel. LANmark is a property management product which operates in multitasking DOS environments and offers many of the same features as IGS Hotel.

Services

SoftBrands provides customer support for hospitality customers on a geographic basis from locations in the United States, India, United Kingdom, Ireland, China, South Africa and Australia.  We have developed a worldwide customer support center in Bangalore, India that is providing first-line customer support for hospitality clients on an around-the-clock basis.  Customer support and professional services related to our hospitality software products totaled $12.8 million during the year ended September 30, 2005. We offer a standardized customer support program for all hospitality products.  This is a comprehensive, fee-based program designed to help customers obtain the maximum benefit from their business management software; customers pay an annual fee of 15 to 30 percent of the current list price of the modules licensed.  We also offer the following services:

Installation Services.  In order to make getting started with our products as easy as possible for our customers SoftBrands provides project organization and definition, system installation, customer training, go-live support and post-installation reviews, all provided by our certified engineers (or certified partners).

Education and Consulting.  Our business consultants provide customized educational experiences to our hospitality customers, delivered by our business consultants, based on the unique configuration requirements of each client.  We also offer several education options, including online and on-site classes.

System Optimization and Consulting.  Our consultants work with installed customers to optimize their installations to meet changing needs, including procedural reviews, system tuning, interface development and certification, version upgrades and report customization.

Offices

We maintain the following principal offices for our hospitality operations:

Location	Functions
Wichita, Kansas	Headquarters for Americas business. Marketing, sales, product development, quality assurance and customer support functions.

Bangalore, India	Development, quality assurance and customer support.

Reading, United Kingdom	Headquarters for EMEA business. Marketing, sales, customer support functions.

Sydney, Australia	Marketing, sales, and customer support functions.

We also have sales offices in Beijing, China; Dublin, Ireland; and Johannesburg and Cape Town, South Africa, as well as distributors worldwide.

Sales and Marketing

We distribute our hospitality products both through a worldwide direct sales organization and a growing reseller channel. We currently employ approximately 15 direct sales personnel in our hospitality operations worldwide, and have contracts with approximately 15 resellers.  Our goal is to significantly increase the number of business partners selling our Medallion product, particularly in the U.S. and EMEA markets.

Customer Base

Currently, we have a hospitality customer base of approximately 2,200 worldwide.  We believe organic growth in hospitality will come from replacing legacy systems with new products such as Medallion, and winning new-name accounts.

Research and Development

We currently employ a staff of 34 computer engineers and programmers in our hospitality software development department and we utilize the services of RekSoft, a St. Petersburg, Russia-based company for primary development services for Medallion.  The focus of our current development efforts is on increasing the functionality of Medallion.  We have a multi-year development contract with Reksoft which is up for renewal in 2006.  We have also made a long-term commitment to software development and coding in India, with the creation of a worldwide development center in Bangalore. Seventeen of the hospitality development staff are located at the Bangalore operation with responsibility for testing, quality assurance and product development.

Competitors

The enterprise software market for the hotel and resort category is highly competitive and highly fragmented.  SoftBrands hospitality products compete with a wide range of competitors, including: MICROS Systems, Inc., HIS, Brilliant, Protel Hotelsoftware GmbH, MSI and Springer-Miller Systems, Inc.

Intellectual Property

We have registered a total of 35 trademarks for software services and products with the United States Patent and Trademark Office and with the equivalent offices of most foreign countries in which we do business.  We have also registered the copyright on previous versions of our Fourth Shift software products and may register future versions.

We regard our software as proprietary and retain title to and ownership of the software we develop.  We attempt to protect our rights in the software primarily through trade secrets.  We have not published the source code of most of our software products and require employees and other third-parties who have access to the source code, and other trade secret information, to sign confidentiality and nondisclosure agreements acknowledging our ownership and the nature of these materials as our trade secrets.

Despite these precautions, it may be possible for unauthorized parties to copy or reverse-engineer portions of our products.  While our competitive position could be threatened by disclosure or reverse engineering of our proprietary information, we believe that copyright and trademark protection are less important than other factors such as the knowledge, ability and experience of our personnel, name recognition and ongoing product development and support.

Our software products are licensed to end users under a perpetual, nontransferable, nonexclusive license that stipulates which modules can be used and how many concurrent users may use them.  We rely primarily on “shrink wrap” or “click through” licenses for the protection of our products.  These license agreements are either printed in the packaging of our software or appear in an installation screen for our software and must be reviewed and acknowledged before the software is used.  These forms of licenses typically are not signed by the licensee and may be more difficult to enforce than signed agreements in some jurisdictions.

Although our products have never been the subject of an infringement claim, we cannot assure that third parties will not assert infringement claims against us in the future or that any such assertion will not require us to enter into royalty arrangements or result in costly litigation.

Employment

We have 574 employees and have contracts with 87 consultants who devote a substantial amount of time to our affairs.  Our manufacturing business employs approximately 316 people worldwide, with 119 employees in the Americas; 56 in EMEA; 90 in Asia-Pacific; and 51 in India.  Our hospitality business employs 151 people worldwide, with 46 employees in the Americas; 46 in EMEA; 12 in Asia-Pacific; and 47 in India.  We also employ 107 people in general and administrative positions that are not directly assigned to any one of the two operating groups.  None of our employees are represented by a labor union and we believe our employee relations are good.

Available Information

We make available, free of charge, through our website (www.softbrands.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we have electronically filed or furnished such materials to the Securities and Exchange Commission.  The information available on our website is not incorporated into this Annual Report on Form 10-K.

ITEM 2.                                                     PROPERTIES

We do not own any real property. We lease office space and some equipment.   The following table sets forth the terms of leases for our largest offices:

Location	Office Size (ft2)	Lease Expires	Approximate Annual Rent

Two Meridian Crossings Minneapolis, MN 55423	61,804	December 31, 2008	$985,800

1600 Jackson Street, #205 Golden, CO 80401	7,991	December 31, 2005	$113,080

Fourth Shift House 11 Worton Drive Reading, Berkshire RG2 0LX United Kingdom	15,400	June 24, 2006	$675,000

Unit A Level 2 15 Rodborough Road Frenchs Forest NSW Australia	6,000	October 7, 2006	$104,000

302 3rd Floor Prestige Sigma No. 3, Vittal Mallaya Road Bangalore, India	4,305	May 14, 2007	$104,200

76, 1st Floor, Prestige Samrah 4/2, St. Marks Road Bangalore, India	5,783	May 30, 2007	$46,700

Software Technology Park Block-1, 2nd Floor Sector 29 Noida (U.P.) India	1,403	December 31, 2005	$22,500

27th floor The Exchange Tower #1 No. 189, Nanjing Road Heping District Tianjin, China	14,362	September 30, 2007	$12,000

Glenfield Park, Site 2 Blakewater Road Blackburn, Lancs UK	11,749	October 19, 2010	$130,000

1938 N. Woodlawn # 100 Wichita, KS 67208	12,479	October 31, 2006	$99,400

Room 9061, JingAn Center, No. 8 Beisanhuan, DongLu Chaoyang District Beijing, China 100028	1,994	May 30, 2006	$40,000

Room 1101, Central Plaza, 227 Huang Pi Road North Shanghai, China 200003	3,272	January 31, 2006	$71,000

Room 1810, GITIC Plaza 339 Huanshi Road East Guangzhou Guangdong Province China 510098	1,410	December 31, 2005	$40,753

We also maintain administrative offices in Dallas, Texas. We lease additional facilities and offices for international sales operations in Johannesburg and Cape Town, South Africa, and Singapore.  We believe that we currently have adequate leased space to accommodate current operations and that facilities for administrative personnel are adequate for expansion plans.  We also believe that expansion space is readily available in virtually all the markets in which we operate.

ITEM 3.                                                     LEGAL PROCEEDINGS

We are periodically engaged in litigation in the ordinary course of business and do not believe that any of such litigation is material to our ongoing operations.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders at 1:00 p.m. on Monday, August 8, 2005.  Stockholders holding 38,181,861 shares, or approximately 86.07% of the outstanding stock entitled to vote, were represented at the meeting by proxy or in person.  Three matters were submitted for consideration by stockholders at the meeting: (1) the election of two Class III directors to hold office until the annual meeting in 2008; (2) a proposal to amend our amended and restated certificate of incorporation to effect a reverse stock split in one of three ratios; and (3) a proposal to amend the SoftBrands, Inc. 2001 Stock Incentive Plan to increase the number of shares of common stock reserved for issuance under the plan by 1,000,000 shares.

1.               Election of Class III Directors.  The following nominees were elected as members of the Board of Directors as Class III Directors until the annual meeting of shareholders in 2008 or until such time as a successor may be elected:

Name	Shares Voted For	Authority Withheld
Dann V. Angeloff	35,027,127	3,154,734

George H. Ellis	35,527,379	2,654,482

2.               Amendment to effect Reverse Stock Split.  Our stockholders approved an amendment which provides the Board of Directors authority, at any time prior to March 31, 2006 to effect a reverse stock split in a ratio of 1 for 3, 1 for 4, or 1 for 5, by a vote of 36,781,304 shares in favor, 1,373,011 shares against, 27,546 shares abstaining, and no broker non-votes.  Our Board of Directors has not determined whether it will effect such an amendment, or if it does, at what ratio.  If the currently pending application for listing with AMEX is approved without the split, we do not expect to affect any split.

3.               Amendment to Increase Shares under 2001 Incentive Stock Plan.  Our stockholders approved an amendment to our 2001 Stock Incentive Plan to increase the number of shares of common stock available for issuance under that plan by a vote of 18,840,328 shares in favor, 1,739,479 shares against, 2,421,089 shares abstaining, and 15,180,965 broker non-votes.

PART II

ITEM 5.                           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASE OF EQUITY SECURITIES

Until March 15, 2005, our common stock was not registered under the Securities Exchange Act of 1934, and had not traded on any exchange.  Our shares are traded between stockholders and third parties on an individual transaction basis and trading prices are published in the “pink sheets,” a quotation service that displays sale prices, and volume information for transactions with market makers in over-the-counter (“OTC”) equity securities.  All such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Until class representatives distributed shares they held to class action claimants in April 2004, although trading occurred in our shares, the NASD had imposed a “when-issued” status that rendered settlement of the trades difficult.  During this period, there was not an active trading market in our shares of common stock and on many days, no trades, or virtually no trades, occurred.  Because class representatives of the plaintiffs in In re AremisSoft Securities Litigation delivered shares of our common stock they held to individual class claimants in April 2004, trading after that time represented substantially higher volumes.

Based on information obtained from the pink sheets, the high and low bid quotations for the common stock for each of the quarters of our fiscal years ended September 30, 2004 and 2005,are set forth in the table below:

	Price Range
	High($)	Low($)

Fiscal 2004
Quarter ended December 31, 2003	1.00	0.80
Quarter ended March 31, 2004	2.00	0.80
Quarter ended June 30, 2004	1.65	1.07
Quarter ended September 30, 2004	1.22	1.10

Fiscal 2005:
Quarter ended December 31, 2004	2.35	1.10
Quarter ended March 31, 2005	2.33	1.70
Quarter ended June 30, 2005	2.00	1.60
Quarter ended September 30, 2005	1.95	1.61

As of October 31, 2005, we had 2,948 record holders of our common stock, and we estimate that we have approximately 4,900 beneficial holders.  Prior to the April 2004 distribution of shares by class representatives to class members, we had fewer than 300 record holders of our common stock.

We have applied for listing privileges for our common stock on the American Stock Exchange, but cannot be certain those privileges will be available.  Because our common stock is not traded on a national exchange and has been trading at a price of less than $5.00, trading in our common stock is subject to the penny stock rules of the Securities Exchange Commission.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock to deliver a standardized risk disclosure document, which: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities’ laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form as the Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer: (a) with bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock and, as a result, stockholders may have difficulty selling those securities.

Equity Compensation Plan Information

The following table describes shares of our common stock that are available for purchase under outstanding options or warrants or other rights, or reserved for issuance under options, warrants or other rights that may be granted in the future, under our equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding those reflected in column (a))
Equity compensation plans approved by security holders

2001 Stock Incentive Plan (1)	10,257,500	2.20	2,112,000

Equity compensation plans not approved by security holders	0	0	0

Total	10,257,500	2.20	2,112,000

(1)                                  In addition to options, we may issue restricted stock awards, performance awards and other stock-based awards.

Dividends

Subject to restrictions under Delaware law and the rights and preferences of our two classes of outstanding preferred stock, dividends on our common stock must be determined and declared by our Board of Directors.  We have never declared or paid a dividend on our common stock and we intend to retain earnings, if any, to support our growth for the foreseeable future.  We are obligated to pay dividends at a rate of 6% to holders of Series C Convertible Preferred Stock.  Dividends are paid in semi-annual installments, commencing December 31, 2005.

ITEM 6.                                                     SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K.  The selected consolidated balance sheet data as of September 30, 2005, 2004 and 2003 and the selected consolidated statements of operations data for the years ended September 30, 2005 and 2004, and for the nine-month period ended September 30, 2003, and the for year ended December 31, 2002 have been derived from our audited consolidated financial statements.  Audited consolidated financial statements as of and for the years ended September 30, 2005 and 2004 and for the nine-month period ended September 30, 2003, are included under Item 8 of this Form 10-K.   The unaudited financial statement data for 2001 is presented on a carve-out basis reflecting the operations of SoftBrands as a subsidiary of AremisSoft Corporation, and as with the data for 2005, 2004, 2003 and 2002 below, does not include the accounts of those AremisSoft subsidiaries operated apart from the continuing business.  Historical results are not necessarily indicative of the results to be expected in the future.

			Nine-Month
	Year Ended	Year Ended	Period Ended
	September 30,	September 30,	September 30,	Years Ended December 31,
(in thousands, except per share data)	2005	2004	2003	2002	2001 (3)
					(unaudited)
Consolidated Statements of Operations Data:

Total revenue	$70,781	$69,175	$53,875	$78,242	$67,674

Loss from continuing operations (1) (3)	$(2,999)	$(7,823)	$(14,001)	$(2,110)	$(43,561)

Loss from continuing operations per share (3)	$(0.08)	$(0.19)	$(0.35)	$(0.05)	$(1.09)

Weighted average basic and diluted shares outstanding (2)	40,030	40,015	40,000	40,000	40,000

Consolidated Balance Sheet Data:

Total assets	$51,901	$52,451	$59,126	$72,768	$57,950

Long-term debt and capital lease obligations (excluding portions due within one year)	—	$17,675	$17,593	$17,331	$1,245

Dividends accrued on Series C Convertible Preferred Shares	$132	—	—	—	—

Notes:

(1)     The 2001 loss from continuing operations includes impairment charges to goodwill of $22,300,000 and other intangible assets of $1,165,000.

(2)     Loss from continuing operations per share for 2002 and 2001 is presented on a carve-out basis; therefore, the weighted average shares outstanding reflect the number of shares issued upon the formation of SoftBrands, Inc., which was 40,000,000.

(3)     The 2001 loss from continuing operations would have been $35.7 million and basic and diluted loss per share would have been $0.89, had we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and excluded goodwill amortization.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes, which are included elsewhere in this Form 10-K.  This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in more detail at the beginning of this Form 10-K.  We undertake no obligation to update any information in our forward-looking statements.

Results of Operations

Overview.

We changed our fiscal year end to September during the 2003 calendar year in order to more closely align our fiscal periods to the point in time we separated from AremisSoft.  Fiscal 2003 is a nine-month period from January 1 to September 30, 2003.

During the nine months ended September 30, 2003, we devoted substantial resources to a custom software development contract with a large hospitality customer, expanded marketing and development for our hospitality products and devoted development resources in manufacturing to our Demand Stream product.  The customer development contract was initially expected to result in significant revenue and our next-generation hospitality software offering, but we began experiencing technical issues and delays in its completion during late 2002 that continued into 2003.  The negative impact of this contract, on which we recorded $1.9 million of costs but only $400,000 of revenue during the fiscal period, combined with the negative effects of the SARS epidemic on the hospitality software market and internal challenges with multiple products, required more resources than we had available.  At the end of the September 30, 2003 fiscal period we restructured our operations, particularly in our hospitality business, in order to return to positive cash flow.  We reduced personnel, office locations and commitments in September 2003 and took a $2.0 million restructuring charge as a result, as well as impairment charges on the carrying value of some hospitality intangible assets.

In the fiscal year ended September 30, 2004, we capitalized on various strategic steps taken during 2003 to renew growth in new license sales of the Fourth Shift and other core manufacturing products, agreed to a significant joint initiative to develop software for medium-sized manufacturing concerns as part of the SAP Business One product suite, and continued development of the market for our new Demand Stream lean manufacturing product.  In our hospitality operations, following the restructuring announced on September 30, 2003, we completed new versions of our leading software products and obtained renewed support and confidence from major customers.  We focused our development efforts in both our manufacturing and hospitality segments on software products aimed at small to medium sized business and plants or divisions of multinational enterprises.  In our manufacturing segment, we concentrated on completing the integration of Fourth Shift to create Fourth Shift Edition for SAP Business One and began focusing our US marketing and sales efforts on this product.  In hospitality, we focused on Medallion, our property management system for medium service independent hotels and chains.

We released Fourth Shift Edition for SAP Business One at the beginning of our third quarter in fiscal 2005 and sold 14 Fourth Shift Edition systems in the third and fourth quarters of 2005.  Although this was below our expectations, we anticipate improved sales in fiscal year 2006 as we integrate additional functionality into the product as well as capitalize on reseller relationships we are forming with SAP Business One resellers.  We also continued to generate sales of our leading Fourth Shift product in Asia and some renewed interest in the United States.  Because we maintained low attrition in the Fourth Shift customer base, we continued to produce strong manufacturing maintenance revenue in fiscal year 2005.  In our hospitality business, we sold 194 Medallion systems in fiscal 2005, compared to 112 systems in fiscal 2004, increasing the installed customer base to more than 800 sites.  During fiscal year 2006, we intend to continue to invest in Medallion sales and marketing activities in North America, the EMEA region and China to increase sales to new accounts and to develop interfaces to the Medallion product to make it attractive to larger hotel chains.

We significantly improved our cash position and balance sheet during 2005.  In June 2005, we received $12.6 million in a distribution from the AremisSoft Corporation Liquidating Trust.  We maintain a 10% interest in net collections from the AremisSoft Liquidating Trust, and this distribution represents cash collected by the trust from a settlement with a former executive officer of AremisSoft Corporation.  In early August 2005 we used some of the proceeds from the trust distribution to repay our debt with Capital Resource Partners (CRP) and retired $8.0 million of the $20.0 million of debt outstanding.  Later in August 2005 we completed the sale of 18,000 shares of our Series C Convertible Preferred Stock and Warrants to purchase 1,200,000 shares of common stock for a purchase price of $18.0 million.  ABRY Partners, a private equity firm, purchased $15.0 million of the preferred stock and warrants, and CRP purchased the balance.  John Hunt, a partner at ABRY, joined our board of directors.  In connection with this financing, we retired the remainder of our outstanding debt with CRP.

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America.  We are required to make estimates and judgments in preparing the financial statements that affect the reported amounts of our assets, liabilities, revenue and expenses.  We base our estimates on our historical experience and on various other assumptions that we believe are reasonable under the circumstances.  If our assumptions prove inaccurate or if our future results are not consistent with our historical experience, we may be required to make adjustments in our policies that affect our reported results.  Our most critical accounting policies and estimates include: (a) the manner and basis upon which we record revenue, (b) the valuation of our deferred tax assets, (c) the valuation of accounts receivable, (d) the valuation of goodwill and intangibles and (e) restructuring charges.  We also have other key accounting policies that are less subjective and, therefore, their application would not have a material impact on our reported results of operations.  The following is a discussion of our most critical policies, as well as the estimates and judgments involved.

Revenue Recognition.  Revenue recognition rules for software companies are very complex.  We follow specific and detailed guidelines in determining the proper amount of revenue to be recorded; however, certain judgments affect the application of our revenue recognition policy.  Revenue results can be difficult to predict and any shortfall of revenue or delay in recognizing revenue could cause our quarterly operating results to vary significantly.  Our revenue recognition policy is more fully described in Note 2 of our Notes to Consolidated Financial Statements, while the summary below describes the more judgmental areas of our revenue recognition.

We generate revenue primarily from sale of licenses to our software under perpetual license agreements, from sale of software maintenance or “customer support” for that software, from sale of services related to the software, and in some instances from sale of related hardware. In many cases in which we sell a software license, we also sell customer support services, implementation services and hardware.  We generally recognize software license revenue when we ship product to a customer.  In order to do so, we must make a determination that the software license fees are fixed or determinable, that the shipment is not contingent on customer acceptance or on the delivery of any other element of services or products we provide, and that it is probable that we will collect the license fees.  We must also charge separately for each element of the sales price that is not delivered with the license and these elements can not be essential to the performance of the software in order for license revenue to be recognized up-front.  We document our sales with contracts or purchase orders that attempt to make clear that the purchase of the software license is not contingent or conditioned on the delivery of another element, such as customer support.  Nevertheless, if we fail to properly document our sales, or if the objective evidence of the value of the other elements contained in a multi-element contract change, we might be required to defer license revenue, or recognize less license revenue upon shipment.

Where the services we provide are essential to the functionality of the software or another element of a contract, such as where we conduct custom software development as part of a software license sale, we recognize all related revenue based on the percentage-of-completion of the contracted services—normally measured based on the number of total hours of services performed compared to an estimate of the total hours to be incurred.  Significant judgments and estimates related to the use of percentage-of-completion accounting include whether the services being provided are essential to the functionality of the software or another element of a contract and whether we have the ability to estimate the total service hours to be performed.

Deferred Tax Assets.  We currently have worldwide net deferred tax assets of $20.3 million consisting of net operating loss carry forwards, tax credit carry forwards and temporary differences between taxable income on our tax returns and income before income taxes under U.S. generally accepted accounting principles. A deferred tax asset generally represents future tax benefits to be received when these carry forwards can be applied against future taxable income or when expenses previously reported in our financial statements become deductible for income tax purposes.  We have, however, recorded a valuation allowance against the full amount of our net deferred tax assets.  Our decision to record this valuation allowance was based on our cumulative losses incurred. We will continue to assess the realizability of our deferred tax assets and the need for this valuation allowance based on SFAS No. 109, Accounting for Income Taxes. We expect to continue to provide a full valuation allowance until, or unless, we can sustain a level of profitability that demonstrates our ability to utilize these assets. At that time, the valuation allowance will be reassessed and could be reduced in part or in total. As more fully described in our Management’s Discussion and Analysis on income taxes, $12.0 million of our net deferred tax assets were fully reserved when acquired and as such, when realized, will result in tax expense even if there is a corresponding valuation allowance.

Valuation of Accounts Receivable.  We maintain an allowance for doubtful accounts, which covers receivables that might not be collectible in an amount we estimate is sufficient to provide adequate protection against losses resulting from extending credit to our customers.  In determining the size of the allowance, we consider the need for specific customer reserves and then compute a general reserve based on applying a percentage to the aging of our receivables.  The identification of specific customer reserves and the determination of the appropriate percentage to apply to our receivables involve a number of factors, including our historical bad debt experience and the general economic environment.  A considerable amount of judgment is required in assessing these factors.  If the factors used in determining the allowance do not reflect future performance, then a change in the allowance for doubtful accounts would be necessary.  To the extent we conclude the allowance is not adequate, we take a provision, which is included in our general and administrative expense during the quarter we make the determination.

Valuation of Goodwill and Intangibles.  We had a balance of goodwill of $22.9 million and net intangible assets of $3.8 million at September 30, 2005. These balances could be reduced by up to $12.0 million if the deferred tax valuation allowance related to net deferred tax assets from the acquisition of Fourth Shift is reversed. The recording of this adjustment is subject to judgment and management’s determination of the use or realizability of loss carry forwards obtained in the Fourth Shift acquisition.

In addition, we are required to reduce the carrying value of identifiable intangibles and related goodwill to the extent it may not be recoverable.  We assess the potential for impairment of goodwill annually and the impairment of identifiable intangibles and related goodwill whenever events or changes in circumstances indicate the carrying value may not be recoverable.  Factors we consider important that could trigger an impairment assessment include the following:

•                                 significant under-performance relative to expected historical or projected future operating results;

•                                 significant changes in the manner of use of the acquired assets or our overall business strategy;

•                                 significant negative industry or economic trends; and

•                                 significant decline in our stock price for a sustained period and our market capitalization relative to net book value.

The evaluation of asset impairments requires us to make assumptions about future cash flows over the lives of the reporting units or assets being evaluated, such as the appropriate discount rate and terminal value.  These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.  For example, we changed the manner in which we used our hospitality assets when we restructured our operations in September 2003, because we made the strategic decision to discontinue certain product development projects and deemphasize the sale of certain of our existing hospitality products.  As a result we assessed the capitalized intangible assets related to these projects and products and recorded a total impairment charge of $2.5 million.

If we were to determine that the carrying value of intangibles and goodwill might not be recoverable, we would reduce the carrying value to its fair value.  The reduction, if any, could significantly impact our results of operations during the period in which the impairments occur.

Restructuring related charges.  When we close or restructure a substantial part of our operations we accrue the fair value of the one-time termination benefits we expect to incur in reducing employee headcount in the period in which the plan is communicated and the other criteria of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, are met.  Costs related to excess leased office space from which we are no longer deriving economic benefit are recognized at fair value at the time we cease using the leased space.  Other contract termination costs are recognized at fair value when we actually terminate the contract in accordance with its terms.  Other costs associated with exit activities are accrued as of the date the liability is incurred.  We estimate the amounts of these costs based on our expectations at the time the charges are taken, and we reevaluate the remaining accruals at each reporting date based on current facts and circumstances.  If our estimates or expectations change because we are subjected to contractual obligations or negotiations we did not anticipate, we choose to further restructure our operations, or there are other costs we did not foresee, we adjust the restructuring accruals in the period that our estimates change.  Such changes are recorded as increases or decreases to the restructuring related charges in our statements of operations.  For example, during 2004, we made changes to how we were utilizing certain leased facilities, including leased space that was vacated and accrued under previous restructurings.  These changes resulted in the reversal of $991,000 of previously recorded restructuring charges during the year ended September 30, 2004.  At September 30, 2005, we have an accrued restructuring liability remaining of $203,000 for remaining severance obligations.

Period Comparisons — 2005 Compared to 2004

The following table summarizes revenue and operating income in our manufacturing software operations and our hospitality software operations, our two principal operating segments during the past two fiscal years, as well as general unallocated corporate expenses during those periods.

	Twelve Months Ended September 30,
	2005		2004		% Change
(dollars in thousands)	Revenue	Operating Income (Loss)	Revenue	Operating Income (Loss)	Revenue	Operating Income (Loss)

Manufacturing	$50,597	$14,380	$49,137	$11,085	3.0%	29.7%
Hospitality	20,184	2,268	20,038	1,415	0.7%	60.3%
Corporate		(15,338)		(12,176)		26.0%

Total Company	$70,781	$1,310	$69,175	$324	2.3%	304.3%

Our total revenue increased 2.3% during the year ended September 30, 2005, over the year ended September 30, 2004.  Our manufacturing revenue increased 3.0% while our hospitality revenue increased 0.7%.  Operating income from our manufacturing operation increased 29.7% during the year ended September 30, 2005 as compared to the previous year and operating income from our hospitality operations increased 60.3%.  The increase in manufacturing operating income includes a nominal increase in gross profit margin for the year, combined with an overall reduction in expenses.  The hospitality improvement is due to a minor increase in gross profit margin on the year, a decrease in restructuring expenses, including $261,000 of restructuring reversals in the second quarter of fiscal 2005, and a reduction in operating expenses.   As part of the restructuring of our hospitality operations announced in September 2003, we consolidated some of the operational and strategic management of our two reportable segments.  Corporate expense increased over 26% during the year, as we incurred approximately $1.3 million of outside costs associated with our Sarbanes-Oxley internal control compliance project during 2005, completed registration of our common stock under the Securities Exchange Act of 1934 and became a public reporting company and increased general corporate marketing.  Further discussion on major components of our Corporate costs and changes between periods follows.

Total Revenue.   The following table summarizes revenue by reportable segment, revenue type and geography for the fiscal years ended September 30, 2005 and 2004.

	Twelve Months Ended September 30,
	2005			2004			% change
(dollars in thousands)	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total

Revenue Type:
Software licenses	$7,679	$2,773	$10,452	$7,438	$1,656	$9,094	3.2%	67.5%	14.9%
Maintenance	30,694	12,843	43,537	29,750	14,304	44,054	3.2%	(10.2)%	(1.2)%
Professional services	10,603	2,706	13,309	10,264	2,569	12,833	3.3%	5.3%	3.7%
Third-party software and hardware	1,621	1,862	3,483	1,685	1,509	3,194	(3.8)%	23.4%	9.0%
	$50,597	$20,184	$70,781	$49,137	$20,038	$69,175	3.0%	0.7%	2.3%

Geography:
Americas	$30,696	$7,402	$38,098	$30,130	$8,569	$38,699	1.9%	(13.6)%	(1.6)%
Europe, Middle East & Africa	13,088	10,377	23,465	12,726	8,927	21,653	2.8%	16.2%	8.4%
Asia Pacific	6,813	2,405	9,218	6,281	2,542	8,823	8.5%	(5.4)%	4.5%
	$50,597	$20,184	$70,781	$49,137	$20,038	$69,175	3.0%	0.7%	2.3%

Manufacturing Segment.

In the year ended September 30, 2005 we experienced an overall increase of 3.0% in manufacturing revenue over the fiscal year ended September 30, 2004.  The release of our new product, Fourth Shift Edition for SAP Business One, along with a new remote system management service were key sources of new revenue in 2005.

License Revenue.  Software license revenue represents fees paid by our customers for the right to use our software under perpetual licenses.  Our license revenue from manufacturing software increased by 3.2% during the year ended September 30, 2005, compared to the same reporting period last year.  The increase was due to a number of factors, including the release and sales of our new Fourth Shift Edition for SAP Business One product in fiscal 2005, and an increase of 2.2% in license revenue from our Fourth Shift product, offset by a 32.5% decrease in revenue from our evolution product and a decrease of 3.7% in DemandStream license revenue.  The decrease in revenue from evolution was due in part to the loss of a sales representative and lower revenue from some of our distributors in EMEA.  The decrease in DemandStream reflects reallocation of marketing resources to Fourth Shift Edition and our decision to market this product primarily to the installed base of Fourth Shift and Fourth Shift Edition.  We anticipate increased sales of Fourth Shift Edition in fiscal 2006, as we increase the functionality and sales channels for the product, and as the maintenance base grows.  We also expect modest growth in both Fourth Shift and DemandStream in 2006.

As mentioned above, the biggest boost for our license revenue in fiscal 2005 over fiscal 2004 was the release of Fourth Shift Edition for SAP Business One in April of 2005.  We had deferred all revenue for this product until after its general release.  Consistent with this release and shipment of the product, we had recognized over $340,000 in license revenue in the third quarter, and added one customer in the fourth quarter, providing for additional revenue not available in fiscal 2004.

Maintenance Revenue.   We receive maintenance revenue from our customers for the right to receive both web-based and phone-based customer support, the right to access web based training tools and for the right to receive periodic software upgrades from us on a when and if available basis.  Maintenance revenue also includes revenue generated from other services provided by our customer service organization such as our remote management service.  Our customers generally enter into annual contracts with us to receive such support.  Periodically, we offer multi-year support programs.   Our maintenance revenue for manufacturing products increased by 3.2% over the previous fiscal year.  The growth in manufacturing maintenance revenue resulted from low attrition rates, an increase in new software sales, and customer adoption of new services in our Americas region such as our remote system management service that were not available in the prior year.

Professional Services Revenue.  Our professional services revenue includes fees for training, consulting, installation and project management.  Nearly all of our professional services are provided to customers of our software products.  Overall, our professional services revenue increased 3.3% over last year.  The release of Fourth Shift Edition for SAP Business One, along with the implementation and consulting resources related to that product account for the increase in the professional services revenue for the year.

Typically there is a correlation between professional services revenue and software licenses.  Although there are fluctuations in timing and range of follow-on services, we historically experienced significant professional services revenue in the three- to nine-month period following delivery of software.

Third-Party Software and Hardware Revenue.  We derive third-party software and hardware revenue primarily from the resale of third-party software licenses (often software applications that are complementary to our products) and hardware.  These complementary applications have been integrated to function with our software and extend the functionality of our software offerings, while third-party hardware allows us to offer our customers a turnkey solution.  Sales of third-party software and hardware are often made simultaneously with the licensing of our own software.  Third party software and hardware revenue decreased over the year by 3.8%.  This decrease is due in part to two specific hardware orders received in fiscal 2004 that did not recur in fiscal 2005.  Since the sales of third party hardware and software are generally done as a courtesy to provide full solutions to our customers, it is a more volatile stream of revenue, and will fluctuate based on mix and customer demand.

Revenue by Geography.  Our overall manufacturing revenue increased in fiscal 2005 as compared to fiscal 2004 in each of the three principal regions of our operations, with a 1.9% increase in revenue in the Americas region, a 2.8% increase in revenue in the Europe, Middle East & Africa (“EMEA”) region, and an 8.5% increase in revenue in the Asia Pacific (“APAC”) region.  Although license revenue in fiscal 2005 decreased 0.6% in the Americas region, we were able to offset that reduction with an increase in maintenance revenue of 1.3% and professional services revenue of 6.6%.  Both our license revenue and our maintenance revenue increased in the EMEA region in fiscal 2005 over fiscal 2004, with an increase of 5.3% in license revenue and 8.3% in maintenance revenue, offset by a reduction in professional services of 7.8% and third-party revenue of 5.9%.  The decrease in professional services and third party revenue was due in large part to several large contracts recorded in 2004, but not renewed in 2005.  The APAC region is still experiencing the most consistent growth, with a license revenue increase of 11.6%, a maintenance revenue increase by 4.2%

and professional services revenue increase of 15.6% in fiscal 2005 over fiscal 2004.  We expect that this trend will continue as the Chinese economy continues to expand and strengthen.

Hospitality Segment.

We experienced relatively small growth in our hospitality segment in fiscal 2005 over fiscal 2004.  Several factors that aided in this increase were the release of previously deferred revenue on a large project, along with the stabilization of our PORTfolio product, and the release of Medallion 6.0.

License Revenue.  Total hospitality license revenue in 2005 increased by 67.6% over the previous year.  The increase is due in part to the recognition of $275,000 of license revenue in the third quarter of fiscal 2005 that had been previously deferred due to the acceptance provisions of an agreement with a customer, along with a large custom project related to our PORTfolio product.  Overall, license revenue from our PORTfolio product increased by 95.9%, primarily due to the recognition of two items mentioned above, and license revenue from our Medallion product increased of 50.5% from 2004 to 2005.  The majority of the Medallion increase occurred in EMEA due to the introduction and marketing of the newest 6.0 version and expansion of our reseller channel.  The RIO product also showed a modest increase in a year-over-year comparison.

We stopped actively promoting the hospitality products in all but the EMEA region during fiscal 2004, and instead turned our focus to stabilizing the segment and also to readying the Medallion product for the U.S. market.  In 2005, we renewed our sales efforts in the hospitality market and completed a major new release of the Medallion product in the third quarter.  We expect this renewed focus, along with the completion of the PORTfolio project and the new Medallion release to generate improved revenue in fiscal 2006.

Maintenance Revenue.  Hospitality maintenance revenue decreased 10.2% in fiscal 2005 from fiscal 2004.  The majority of our hospitality maintenance revenue is from older products that are no longer sold, and we expect maintenance revenue from these products to decrease over time, but also anticipate increasing maintenance revenue from new sales of Medallion and PORTfolio. The decline in hospitality maintenance revenue in 2005 can also be attributed to normal attrition rates primarily from our legacy LANmark and IGS Hotel customers.

Professional Services.  Our hospitality professional services revenue increased 5.3% in fiscal 2005 compared with fiscal 2004.  The hospitality group professional services revenue has been influenced by large custom development contracts entered into prior to September 30, 2003.  One of these was completed in 2004, generating revenue in the U.S. and two projects in EMEA were recognized in 2005.   Professional services revenue is anticipated to grow as we add customers and expand our consulting service offerings.

Revenue by Geography.  Geographically, the hospitality revenue changes in the Americas and EMEA were driven by the large projects in those regions.  Revenue in APAC decreased due to customer attrition in Australia resulting in part from our decision to de-emphasize efforts there.  In 2005 there was a renewed focus on the hospitality market in EMEA and the Americas with the stabilization of the PORTfolio product and the release of the new Medallion 6.0 product that we expect will lead to increased revenue in the 2006 fiscal year in the Americas and EMEA.  While APAC may see limited growth in China, we expect continued erosion of maintenance revenue from Australia which historically has been the source of most revenue in the region.  The EMEA region grew due to the continued sales success, along with the recognition of revenue from the large, previously deferred project, the realization of added revenue from continued migration of existing customers to PORTfolio 3.1, and growth in the number of business partners in central Europe.

Gross Margin.  The following table summarizes gross margin percentages by reportable segment and revenue type for the fiscal years ended September 30, 2005 and 2004:

	Twelve Months Ended September 30,
	2005			2004
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total

Software licenses	54.1%	64.8%	56.9%	49.9%	16.5%	43.8%

Maintenance	77.0%	45.2%	67.6%	74.4%	51.2%	66.9%

Professional services	23.0%	16.6%	21.7%	16.2%	18.5%	16.7%

Third-party software and hardware	29.2%	26.4%	27.7%	24.0%	26.6%	25.3%

Total	60.7%	42.3%	55.4%	56.8%	42.3%	52.6%

For the year ended September 30, 2005, we were successful in increasing overall gross margin percentages in manufacturing and maintaining overall hospitality gross margin percentages.

Manufacturing Segment.

Our manufacturing software license margin improved in fiscal 2005 to 54.1% from 49.9% due to revenue growth and, to a larger extent, a reduction in cost.  Our cost of license revenue includes the amortization of acquired software, the amortization of capitalized costs for internally developed software, and the cost of third-party software that is embedded into some of our products.  A key factor in the improved margin in fiscal 2005 was a reduction in amortization expense as we approach complete amortization of some of our older software intangibles.  This is partially offset by increased royalty expenses, such as royalties due to SAP for the Fourth Shift Edition product, as well as royalties to third-parties.  We expect reduced license gross margin percentage as Fourth Shift Edition for SAP Business One increases as a percentage of total manufacturing license revenue and, depending on mix, as sales transition to our reseller channel.  We sell Fourth Shift Edition for SAP Business One subject to royalties to SAP Business One for the proprietary code that is incorporated into the product and through direct and through a reseller channel.  The royalties, which vary as a percentage of sales price based on discounts and volume, generally reduce margins on this product below typical margins on Fourth Shift sales.  Gross margin on license revenue is higher on direct sales and indirect sales of Fourth Shift Edition where we are primarily responsible for providing the software consulting and implementation to the end user.  In these situations the end user price is recorded as revenue.  Revenue from sales through implementation partners are recorded net of the reseller’s share of the transaction and therefore the revenue and related margins recognized are lower.

Manufacturing maintenance gross margin increased 2.6% in fiscal 2005 over fiscal 2004, in large part due to the continued development of the manufacturing support center in Bangalore, India.  The Bangalore maintenance center for manufacturing became fully operational in late 2004, and continued to grow in size and capability in 2005, providing support to many regions, and helping to manage maintenance costs.  At September 30, 2005, we had a manufacturing support staff of 36 in Bangalore India compared to 12 at September 30, 2004.  Professional services margin increased to 23.0% in 2005 from 16.2% in 2004, in part because of unusually low professional services revenue and margins in fiscal 2004. Our third-party service revenue, which is associated with hardware and software sold as a courtesy to our customers, and related gross margins continue to be highly variable based on the pricing and the third party products chosen by customers.

Hospitality Segment.

Hospitality software license gross margin for fiscal 2005 was 64.8%, a significant improvement over the 16.5% in fiscal 2004.  This is due in part to a significant increase in PORTfolio license revenue, as well as a reduction in amortization expense as some older software products reached complete amortization.  In 2004 we experienced an unusually low margin level due to lower revenue levels combined with the continued fixed amortization charges.

Hospitality maintenance gross margin showed a decrease in fiscal 2005 from fiscal 2004, with the 2005 margin at 45.2% and the 2004 margin at 51.2%.  This is a result of decreasing maintenance revenues, expenses associated with the divestiture of our support operation in Brussels, Belgium and start-up expenses associated with our Bangalore, India hospitality customer support center.  Although we expect improvements in hospitality maintenance gross margin percentages as our Bangalore hospitality support center becomes fully operational, these savings will be offset at least in part by continued erosion of maintenance revenues from our legacy products.  As we experienced with our manufacturing support center in Bangalore, we anticipated higher costs as the hospitality center is ramped up as there are significant costs related to hiring and training.  As of September 30, 2005 we have a staff of 30 in our hospitality support center compared to five as of September 30, 2004.

Hospitality professional service margins were 16.6% in fiscal 2005, a decrease from 18.5% in fiscal 2004.  The professional service margins were lower in 2005 as the hospitality professional services organization recognized revenue on some very low margin projects during the year.  Overall the margins are still low due to the recognition of consulting revenue on a large project in the third quarter of 2005 at no margin. We had deferred an amount of revenue on this contract that matched the amount of costs deferred until final acceptance and delivery requirements were met.  Our EMEA region professional services margin was also adversely impacted by the need to utilize external consulting resources in central Europe.  We expect to see an improvement in the professional services gross margin percentage in the hospitality sector as we improve utilization as the need for installation and training services increase.  Although gross margins were relatively flat, our third-party service revenue, which is associated with hardware and software sold as a courtesy to our customers, and related gross margins can be highly variable based on the pricing and the third-party products chosen by customers.

Corporate Expenses

Our corporate function represents an expense center which has a role of overall management of SoftBrands providing strategy, financing, accounting, legal, human resources, information technology, directors and officers insurance, marketing, public company compliance and other overhead costs.  Its efforts are not directly attributable to one of our reporting segments.  Also included in our fiscal 2005 costs are costs to prepare for compliance with Section 404 of Sarbanes Oxley.  Our Corporate costs increased to $15.3 million in 2005 from $12.2 million in 2004, or 26% due to the following major factors: Sarbanes Oxley compliance, professional fees associated with renewed public filings and expanded marketing programs.

Operating Expenses.  The following table summarizes operating expenses for the fiscal years ended September 30, 2005 and 2004:

	Twelve Months Ended September 30,
	2005		2004
(dollars in thousands)		% of Total Revenue		% of Total Revenue	% Change

General and administrative	$18,744	26.5%	$17,497	25.3%	7.1%
Selling and marketing	11,026	15.6%	9,068	13.1%	21.6%
Research and product development	8,425	11.9%	8,555	12.4%	(1.5)%
Restructuring related charges	(261)	(0.4)%	950	1.4%	NM
Total operating expenses	$37,934	53.6%	$36,070	52.1%	5.2%

NM: Percentage not meaningful.

Our operating expenses increased in dollars and as a percentage of revenue in the fiscal 2005 over fiscal 2004.  The year-over year increase is due to several key factors, including the extensive external professional fees associated with the Sarbanes-Oxley Section 404 compliance project started early in fiscal 2005, the expanded selling and marketing efforts that went into the manufacturing segment’s new Fourth Shift Edition for SAP Business One product line, the sales and marketing efforts associated with the new hospitality Medallion 6.0 product line, and all the efforts in our corporate re-branding efforts that took place in the first part of fiscal 2005.  External costs associated with the Sarbanes-Oxley Section 404 internal control project amounted to $1.3 million for fiscal 2005 compared to no such costs in fiscal 2004.   Marketing expenses increased $1.2 million in fiscal 2005 over fiscal 2004.

General and administrative expense includes the salaries, incentive compensation, employee benefits and related overhead costs of finance, human resources, and administrative employees, as well as legal and accounting expenses, consulting fees and bad debt expense.  We anticipate a decrease in spending levels in general and administrative expense as we shift more resources to selling roles and reduce costs of Sarbanes-Oxley compliance.  Selling and marketing includes all salaries and incentive compensation, employee benefits, travel and overhead costs of sales and marketing personnel, as well as trade show activities and other costs associated with our marketing.  As we address new markets and our attention shifts to revenue growth, we anticipate continued increases in selling and marketing expenses.

On March 2, 2005, the SEC deferred the implementation of Sarbanes-Oxley internal control certification and external attestation requirements for non-accelerated filers.  Due to the deferral, we were able to postpone some of the work and related expenses that we had originally anticipated incurring in the third and fourth quarters of fiscal 2005.  Although we continue to work on completing the implementation, we are taking advantage of the extension by performing the remaining work at a more controlled pace, and we are utilizing internal resources to a greater extent.  Some of the costs for testing and attestation services that were originally anticipated in the second half of fiscal year 2005 have been deferred to fiscal 2006.  We expect to increase selling and marketing expenses to promote Fourth Shift Edition for SAP Business One and Medallion in fiscal 2006.

Research and product development expenses consist primarily of salaries, employee benefits, related overhead costs and consulting fees associated with product development, enhancements, upgrades, testing, quality assurance and documentation.  Research and development expenses in fiscal 2005 decreased slightly over fiscal 2004.  Research and development expenses for manufacturing as a percentage of manufacturing revenue were 11.5% during fiscal 2005 and 11.8% during fiscal 2004.  Research and development expenses for hospitality as a percentage of hospitality revenue were 12.9% during fiscal 2005 and 13.8% during fiscal 2004.  Research and development in the early part of fiscal 2004 included intensive efforts to improve certain hospitality products.  Efforts in late fiscal 2004 and in 2005 focused on the release of the new manufacturing and hospitality products.  Research and development expenses are anticipated to remain approximately 12% of revenue for 2006.

The net restructuring charge of $950,000 in 2004 reflects the $1.9 million of charges during the year, including $302,000 related to employee severance and termination costs, $1.5 million of lease commitments, and $188,000 related to contract terminations and exit costs less a benefit from reversing previously recorded charges.  During the year ended September 30, 2004, management made the decision to utilize two leased spaces that we previously vacated in connection with a restructuring.  The remaining restructuring accrual of $991,000 related to these spaces was eliminated and a restructuring benefit was recorded.

In March 2005, we also successfully negotiated an early termination of our lease in Woking, UK.  In exchange for all future obligations on this lease, we made a final payment of approximately $500,000.  Following this payment, we reversed the remaining liability from our accounts, which resulted in a $180,000 credit to restructuring expense.  In addition, during the year we also reversed $81,000 of severance-related restructuring accrual due to lower than expected severance costs.

Cash payments of $182,000 were made during fiscal 2005 related to employee severance and $568,000 related to lease commitments, including the closing of a South Africa office late in 2005.  We had a balance of $203,000 of accrued restructuring charges as of September 30, 2005.  Severance payments will continue through the first part of fiscal 2006, with the exception of $170,000 of retirement benefits for two former employees that will take effect when the two individuals and their spouses turn 65, and will then be reduced over a period of 25 years or until the accrual runs out, whichever comes first.

The following table presents a summary of our restructuring activities during the years ended September 30, 2005 and 2004 and the nine months ended September 30, 2003 (in thousands):

	Employee
	Severance and
	Termination	Lease	Other
	Costs	Commitments	Costs	Total

Balance at December 31, 2002	$1,096	$1,291		$2,387

Restructuring charges	1,968		$286	2,254
Cash payments and other (1)	(689)	(323)		(1,012)
Non-cash charges used			(286)	(286)
Balance at September 30, 2003	2,375	968		3,343

Restructuring charges	302	1,451	188	1,941
Adjustments and reversals		(991)		(991)
Cash payments and other (1)	(2,211)	(680)	(166)	(3,057)
Non-cash charges used			(22)	(22)
Balance at September 30, 2004	466	748		1,214

Adjustments and reversals	(81)	(180)		(261)
Cash payments and other (1)	(182)	(568)		(750)
Balance at September 30, 2005	$203	$	$	$203

(1)          The impact of foreign currency translation, which is not significant for any period presented, is included with cash payments.

Non-Operating Income and Expenses.  The following table summarizes non-operating income and expenses for the fiscal years ended September 30, 2005 and 2004:

	Twelve Months Ended
	September 30,
(dollars in thousands)	2005	2004

Interest expense	$7,062	$4,146
Income (expense) from change in value of mandatorily redeemable common stock warrant		(4,936)
Other income (expense) net	602	181
Benefit from income taxes	(2,151)	(754)
Income from discontinued operations, net of tax	10,343	1,355

Interest Expense.   Interest expense was $7.1 million for the year ended September 30, 2005 compared to $4.1 million for the year ended September 30, 2004.  Interest expense was primarily related to our long-term institutional debt incurred in November 2002.  This debt was paid off in August 2005, resulting in the accelerated amortization of related capitalized financing costs, as well as other accelerated provisions, fees and accretion.  Interest expense in fiscal 2005 included $3.3 million of cash interest expense on the institutional debt, $1.1 million of amortization of capitalized financing costs, (including $316,000 of regular monthly amortization over the fiscal year and $809,000 of accelerated amortization costs) and $2.6 million of debt accretion, (including $721,000 of annualized monthly accretion and $1.9 million of accelerated accretion due to the payoff of this debt).  In addition, we had $50,000 of other interest expense on other borrowings and capital lease obligations.  Interest expense during the year ended September 30, 2004 included $2.8 million of cash interest expense on the institutional debt, $416,000 of amortization of capitalized financing costs, $786,000 of debt accretion due to the recording of an original issue discount at the time the debt was incurred.  Unless new debt financing is required, interest expense will be insignificant in 2006.

Change in Value of Mandatorily Redeemable Common Stock Warrant and Loss on Exchange.   Our statements of operations for the year ended September 30, 2004 includes a $4.9 million charge for the change in value of the mandatorily redeemable common stock warrant we issued as part of the long-term institutional debt financing in November 2002.  At August 18, 2004, just prior to its exchange for Series B Convertible Preferred Stock and a new common stock warrant, the put warrant had appreciated to $7.2 million, resulting in the recognition of $3.1 million of additional non-operating expense.  Additionally, in connection with the exchange, a final non-operating charge of $1.8 million was recorded, which reflected the difference between the net carrying value of the put warrant including the remaining unamortized offering costs, and the estimated fair value of the Series B Convertible Preferred Stock and the new warrant issued.

With the exchange and cancellation of the put warrant in August 2004, there was no income or expense related to the put warrant in fiscal year 2005.

Other Income, Net.  Other income, net is composed principally of interest income, the effect of foreign currency transaction gains and losses and other miscellaneous non-operating items.  Other income, net was $602,000 for the year ended September 30, 2005 compared with $181,000 for the year ended September 30, 2004.  Other income, net in 2005 includes approximately $230,000 gain from the sale of two foreign subsidiaries including a non-cash gain of $126,000 from realization of accumulated translation adjustments, $234,000 of interest income and $287,000 of foreign exchange gains.  The foreign exchange gains consist primarily of the effect of changes in foreign exchange rates on intercompany payables denominated in U.S. dollars.  In 2005 we also recognized $71,000 of foreign exchange gain on Renminbi (“RMB”) due to the change in currency policy in China.  We had RMB 28.3 million in China at September 30, 2005 and we maintain our financial statements in China using the USD as functional currency.  Therefore the monthly revaluation of cash in local currency to USD will result in foreign exchange gains or losses.

A significant portion of our foreign exchange gain is the direct result of the change in exchange rates between the British Pound and the U.S. Dollar.  We do not currently utilize any derivative security instruments or engage in any hedging activities.

Benefit from Income Taxes.  We recorded a benefit from income taxes for continuing operations of $2.2 million for the year ended September 30, 2005, and we recorded a benefit from income taxes of $754,000 during the year ended September 30, 2004.  Benefits are stated net of our estimated domestic federal and state liabilities and international tax liabilities.  For the year ended September 30, 2005 we recorded $2.8 million of income tax expense as part of discontinued operations and for the year ended September 30, 2004 we recorded $984,000 of income tax expense as part of discontinued operations.  This tax expense in discontinued operations is offset as a tax benefit in continuing operations.

Based upon available evidence, there has been sufficient uncertainty regarding the ability to realize our deferred tax assets to warrant a full valuation allowance in our consolidated financial statements.  Based on our estimates for 2006 and beyond, we believe the uncertainty regarding the ability to realize our deferred tax assets may diminish to the point where the recognition of our deferred tax assets may be warranted in the future.  If we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be recorded in the period when such determination is made.

Net deferred tax assets of the Fourth Shift acquisition in 2001 were approximately $12.0 million, all of which were fully reserved through a valuation allowance, thereby increasing the portion of the total purchase price allocated to goodwill.  Any subsequent recognition by us of a pre-acquisition tax benefit will be recorded as a reduction to goodwill as opposed to an income tax benefit in our statement of operations.  As a result, future income tax expense will not be impacted by reductions of the valuation allowance related to the pre-acquisition deferred tax assets.  Any such adjustments would instead be recorded as reductions to goodwill.  In addition, prior to any changes in our overall assessment in the realizability of our deferred tax assets, if we generate taxable income in the U.S. or certain other international jurisdictions and utilize pre-acquisition net operating loss carryforwards to offset this income, we will recognize income tax expense at the applicable statutory rate in our statement of operations.

Discontinued Operations.  In accordance with the bankruptcy and reorganization plan of AremisSoft Corporation, our former parent, we retained a 10% interest in net collections by the Liquidating Trust established to pursue litigation claims and collection of assets remaining in AremisSoft after bankruptcy.  In December 2003 we received a cash distribution of $2.9 million from the Liquidating Trust, which was recorded as income from discontinued operations.  In addition, we recorded a net charge of $456,000, from an additional charge of $619,000 offset by a benefit of $163,000 during the 2004 fiscal year.  These amounts were recorded net of an income tax expense of $1.1 million.  In June 2005, the Liquidating Trust reached a settlement with one of the former officers of AremisSoft, resulting in a cash distribution of $12.6 million to SoftBrands.  Additionally, previous estimates of obligations related to the discontinued operations were revised resulting in additional gain on discontinued operations of $502,000.  These gains are reported net of an income tax provision of $2.8 million.  At September 30, 2005, we have a lease accrual of $662,000 related to these discontinued operations remaining.  The landlord and an unrelated tenant are negotiating terms of a new lease that would result in our reversal of this remaining accrual through discontinued operations.  As a result, we anticipate reporting this as a gain, net of transaction costs we incur and income taxes from discontinued operations in fiscal 2006.   Because neither we

nor any of our executives have any affiliation with the trust other than our 10% interest in net collections, we cannot predict if there will be any future distributions.

Period Comparisons — 2004 Compared to 2003

Our fiscal year ended September 30, 2003, which was a transition year after we changed our fiscal year end from December 30, was a nine month period.  All comparisons of operating results for the fiscal year ended September 30, 2004 to the nine-month period ended September 30, 2003 are affected by the difference in the number of months in each period.  For sake of discussion in our MD&A, we are providing our analysis for these periods of differing lengths by discussing the amounts as a percentage of total revenues or gross margin, as applicable, to make the comparisons more meaningful.  Unaudited financial data for the twelve month period ended September 30, 2003 was used for year-over-year change analysis.

The following table presents the results for the fiscal year ended September 30, 2004, the comparable year ended September 30, 2003, and the nine-month period ended September 30, 2003, with percentages of total revenue shown where meaningful:

	Year Ended September 30,
			2003		Nine-Month Period Ended
	2004		(unaudited)		September 30, 2003
		% of Total		% of Total		% of Total
(dollars in thousands)		Revenue		Revenue		Revenue
Revenue
Software licenses	$9,094	13.1%	$10,037	13.8%	$7,676	14.2%
Maintenance	44,054	63.7%	43,905	60.3%	32,854	61.0%
Professional services	12,833	18.6%	15,714	21.6%	11,054	20.5%
Third-party software and hardware	3,194	4.6%	3,126	4.3%	2,291	4.3%
Total revenue	69,175	100.0%	72,782	100.0%	53,875	100.0%

Cost of revenues
Software licenses	5,107	7.4%	7,362	10.1%	6,350	11.8%
Maintenance	14,596	21.1%	14,156	19.4%	10,471	19.4%
Professional services	10,691	15.5%	18,365	25.2%	12,400	23.0%
Third-party software and hardware	2,387	3.5%	2,114	2.9%	1,646	3.1%
Total cost of revenues	32,781	47.4%	41,997	57.7%	30,867	57.3%

Gross profit	36,394	52.6%	30,785	42.3%	23,008	42.7%

Operating expenses
Selling, general and administrative	26,565	38.4%	32,717	45.0%	25,061	46.5%
Research and product development	8,555	12.4%	8,285	11.4%	6,520	12.1%
Restructuring related charges	950	1.4%	2,802	3.8%	2,254	4.2%
Total operating expenses	36,070	52.1%	43,804	60.2%	33,835	62.8%

Operating income (loss)	324	0.5%	(13,019)	-17.9%	(10,827)	-20.1%

Interest expense	(4,146)		(3,004)		(2,612)
Change in value of mandatorily redeemable common stock warrant	(4,936)		(256)		(457)
Other income, net	181		468		445

Loss from continuing operations before provision for income taxes	(8,577)		(15,811)		(13,451)

Provision for (benefit from) income taxes	(754)		635		550

Loss from continuing operations	(7,823)		(16,446)		(14,001)

Income from discontinued operations, net of tax	1,355

Net loss	$(6,468)		$(16,446)		$(14,001)

The following table summarizes revenue and operating income in our manufacturing software operations and our hospitality software operations, our two principal operating segments during the fiscal year ended September 20, 2004 and during the comparable twelve month period ended September 30, 2003, as well as general unallocated corporate expenses during those periods:

	Twelve Months Ended September 30,
	2004		2003 (unaudited)		% Change
(dollars in thousands)	Revenue	Operating Income (Loss)	Revenue	Operating Income (Loss)	Revenue	Operating Income (Loss)

Manufacturing	$49,137	$11,085	$47,156	$5,988	4.2%	85.1%
Hospitality	20,038	1,415	25,626	(13,321)	(21.8)%	(110.6)%
Corporate		(12,176)		(5,686)		114.1%

Total Company	$69,175	$324	$72,782	$(13,019)	(5.0)%	(102.5)%

Our total revenue decreased 5.0% during the fiscal year ended September 30, 2004 from the comparable twelve-month period ended September 30, 2003.  There was a 4.2% overall increase in manufacturing revenue offset by a 21.8% decrease in hospitality revenue.  Our operating income in 2004 improved substantially compared to the twelve months in 2003 due primarily to operational shortcomings and large restructuring charges in hospitality in 2003.

Total Revenue.   The following table summarizes revenue by reportable segment and revenue type for the fiscal year ended September 30, 2004, and the twelve-month period ended September 30, 2003:

	Twelve Months Ended September 30,
	2004			2003 (unaudited)			% change
(dollars in thousands)	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total

Revenue Type:
Software licenses	$7,438	$1,656	$9,094	$6,959	$3,078	$10,037	6.9%	(46.2)%	(9.4)%
Maintenance	29,750	14,304	44,054	28,555	15,350	43,905	4.2%	(6.8)%	0.3%
Professional services	10,264	2,569	12,833	10,755	4,959	15,714	(4.6)%	(48.2)%	(18.3)%
Third-party software and hardware	1,685	1,509	3,194	887	2,239	3,126	90.0%	(32.6)%	2.2%
	$49,137	$20,038	$69,175	$47,156	$25,626	$72,782	4.2%	(21.8)%	(5.0)%

Manufacturing Segment.

Software License Revenue.   In our manufacturing segment, license revenue was $7.4 million during the year ended September 30, 2004, compared to $7.0 million for the twelve months ended September 30, 2003, resulting in a $479,000, or 6.9%, increase.  We continued to generate growth in our manufacturing software license revenue in the emerging manufacturing centers of China, where our Fourth Shift product is a well established ERP solution, and made incremental progress in the United States and other geographies both with Fourth Shift and evolution license sales and with newly introduced Demand Stream sales.

Maintenance Revenue.   Maintenance revenue was relatively constant from the twelve months ended September 30, 2003 to the twelve months ended September 30, 2004.  The consistent maintenance revenue results are consistent with the increase achieved in software license revenue and reflect the continued high renewal rates from our customer base.

Professional Services Revenue.   In the manufacturing segment, professional services revenue decreased of $491,000, or 4.6% during the year ended September 30, 2004, from $10.8 million for the twelve months ended September 30, 2003. The decrease in 2004 was the result of a mid-2003 reframe of the business to improve bottom line profitability.  This reframe resulted in reduced sales efforts on new sites and the related implementation services. Typically there is a correlation between professional services revenue and software licenses.

Third-Party Software and Hardware Revenue.  We had unusually high third-party revenue in the year ended September 30, 2004 resulting in an increase over third-party revenue during the twelve months ended September 30, 2003.  The increase during fiscal 2004 was due in large part to customer preference on several large projects.

Hospitality Segment.

Software License Revenue.  In our hospitality segment, license revenue was $1.7 million during the year ended September 30, 2004, compared to $3.1 million for the twelve months ended September 30, 2003, resulting in a $1.4 million, or 46.2%, decrease.  This decrease was caused by our decision in September 2003 to decrease the emphasis of our sales efforts on the sale of licenses to new customers and to increase our efforts to serve existing customers as we worked to stabilize the software code we were providing.

Maintenance Revenue.  Maintenance revenue for the hospitality business decreased $1.0 million, or 6.8% during the year ended September 30, 2004 as compared to the previous twelve month period.   Following the restructuring and reorganization announced in September 2003, overall revenues for hospitality decreased significantly as we made the decision to focus on serving existing customers.  This meant fewer new customers to offset the normal attrition of our hospitality maintenance base.

Professional Services Revenue.  For the hospitality segment, professional services revenue decreased $2.4 million, or 48.2% during the year ended September 30, 2004, from $5.0 million during the twelve months ended September 30, 2003.  This significant decrease is also due in large part to a sharp drop in software license revenue during fiscal 2004.  In addition, the large, one-time custom development project discussed in the “Overview” section above resulted in $400,000 of professional services revenue in the 2003 period and no revenue in fiscal 2004.

Third-Party Software and Hardware Revenue.  In the hospitality segment, third-party software and hardware revenue decreased $730,000 or 32.6% during fiscal 2004 from the twelve months ended September 30, 2003.  The hospitality revenue decrease is a result of reduced efforts to obtain new customers while focusing attention on existing customers.

Gross Margin.  The following table summarizes gross margin percentages by reportable segment and revenue type for the year ended September 30, 2004, and the twelve-months ended September 30, 2003:

	Twelve Months Ended September 30,
	2004			2003 (unaudited)
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total

Software licenses	49.9%	16.5%	43.8%	47.6%	(20.7)%	26.7%

Maintenance	74.4%	51.2%	66.9%	75.3%	53.7%	67.8%

Professional services	16.2%	18.5%	16.7%	18.4%	(93.4)%	(16.9)%

Third-party software and hardware	24.0%	26.6%	25.3%	29.5%	33.5%	32.4%

Total	56.8%	42.3%	52.6%	57.4%	14.5%	42.3%

For the fiscal year ended September 30, 2004, we show an overall improvement in our gross margins over the comparable twelve-month period ended September 30, 2003 with most of the improvement coming from hospitality.  The margins are further discussed by segment below.

Manufacturing Segment.

Our manufacturing gross margin decreased to 56.8% during the year ended September 30, 2004 from 57.4% during the twelve months ended September 30, 2003 with increases in software license gross margin and professional services gross margin offset slightly by a decrease in maintenance and third-party gross margin.

The cost of maintenance revenues was $7.6 million during the year ended September 30, 2004 and $7.1 million during the comparable twelve month period ended September 30, 2003.  The resulting maintenance gross margins were 74.4% in fiscal 2004 and 75.3% for the comparable period in 2003.

The cost of professional services was $8.6 million in the year ended September 30, 2004 and $8.8 million for the twelve months ended September 30, 2003.  Professional services gross margin in our manufacturing segment was 16.2% in fiscal 2004, compared to 18.4% in the twelve months ended September 30, 2003.  The manufacturing group came into the 2003 period with greater services capacity than was necessary for projected revenues.  In mid-2003 we reorganized our services departments, putting a greater focus on remote delivery of training and other services, and redeploying staff more efficiently.  This reorganization created a slight decrease in the professional services expense.  Even though we began to realize the benefits of these structural changes late in the 2003 period and throughout fiscal 2004, it was not until fiscal year 2005 that we started to truly see an increasing benefit from this reorganization.  Our manufacturing segment third-party gross margin was 24.0% for the year ended September 30, 2004 and 29.5% in the comparable period ended September 30, 2003.

Hospitality Segment.

Our hospitality gross margins increased to 42.3% during the twelve months ended September 30, 2004 from 14.5% during the twelve months ended September 30, 2003 with increases in software license and professional services gross margins, but a decrease in maintenance and third-party gross margins.

In our hospitality business, the cost of software license revenues declined sharply to $1.4 million for the year ended September 30, 2004 from $3.7 million for the twelve months ended September 30, 2003.  The resulting software license gross margins were 16.5% for the year ended September 30, 2004 and negative 20.7% for the comparable period in 2003.  The high cost of hospitality software licenses and negative margin during the twelve months ended September 30, 2003 were a direct result of the $2.5 million of impairment charges taken in September 2003.  These impairment charges also had the effect of reducing amortization in the 2004 period, which caused additional margin improvement between periods.  Finally, the 16.5% license gross margin during the year ended September 30, 2004 was lower than we would typically expect for our software license margins due to the ongoing impact of the September 2003 restructuring and reorganization plan.  Our gross margin was negatively impacted by the decline in hospitality license sales following our decision to decrease marketing of new licenses to new customers and to increase our efforts towards serving existing customers.

The cost of maintenance revenues was $7.0 million in the year ended September 30, 2004, and $7.1 million in the twelve months ended September 30, 2003. The maintenance gross margin decreased to 51.2% in the year ended September 30, 2004 from 53.7% in the twelve months ended September 30, 2003.  The gross margins achieved were generally consistent from period to period for both our manufacturing and hospitality segments.  The current hospitality margins on maintenance are lower than manufacturing due to the need to support a wider range of products, the inability to leverage skills as effectively and hospitality’s offering of support 24 hours a day, 365 days a year.  Additionally, the hospitality customers often require more hands-on support than the customers in the manufacturing segment.

The professional services gross margin was 18.5% for the year ended September 30, 2004 compared to a negative 93.4% in the twelve months ended September 30, 2003.  The shift in focus toward servicing existing customers and away from the active pursuit of new business in our hospitality group created a significant overcapacity in our hospitality professional services organization.  Through both redeployment and headcount reduction, our September 2003 restructuring returned the professional services organization to profitability in fiscal 2004. As we have mentioned earlier in this analysis, our hospitality group also took a significant loss on a custom software project, which loss was compounded during 2003 by the absence of related revenue.  The cost of third-party software and hardware revenue for our hospitality segment was $1.1 million in the year ended September 30, 2004, returning a gross margin of 26.6% as compared to $1.5 million in the comparable year ended September 30, 2003, which resulted in a gross margin of 33.5%.

Corporate Expenses

Corporate costs include senior management, finance, human resources, information technology and other shared services personnel.  The large increase in our corporate costs to $12.2 million in 2004 from $5.7 million in 2003, or 114.1% is due to the change in operations since our restructuring announced in September 2003.  This restructuring resulted in the transition of many of the previously separate management and support staff for each of the two reportable segments to one corporate management and shared services segment.

Operating Expenses.  The following table summarizes operating expenses for the fiscal year ended September 30, 2004 and the comparable twelve-month period ended September 30, 2003:

	Twelve Months Ended September 30,
	2004		2003 (unaudited)
(dollars in thousands)		% of Total Revenue		% of Total Revenue	% Change

General and administrative	$17,497	25.3%	$20,328	27.9%	(13.9)%
Selling and marketing	9,068	13.1%	12,389	17.0%	(26.8)%
Research and product development	8,555	12.4%	8,285	11.4%	3.3%
Restructuring related charges	950	1.4%	2,802	3.8%	(66.1)%
Total operating expenses	$36,070	52.1%	$43,804	60.2%	(17.7)%

Our operating expenses before restructuring related costs decreased in total dollars and as a percentage of total revenue in the fiscal year ended September 30, 2004 compared to the twelve-month period ended September 30, 2003.

The decrease in operating expenses in fiscal 2004 reflects a reduction in hospitality sales and marketing expense and the consolidation of many of the administrative responsibilities that were previously performed separately by each of our two business segments.  General and administrative and selling and marketing expenses during the twelve months ended September 30, 2003 were high in relationship to revenues, especially in our hospitality business, which was one of the main factors that led to the restructuring and reorganization plan that we announced in September 2003. Following this restructuring initiative, operating costs were reduced substantially as certain accounting operations were consolidated, headcount was reduced, excess office space was abandoned, and other cost reduction efforts were implemented to reduce overall expense levels.  In particular, approximately $3.5 million was saved in sales and marketing in the hospitality group.  Savings in the hospitality group were partially offset by increased marketing activity in the manufacturing group, related particularly to the Demand Stream and Fourth Shift Edition for SAP Business One efforts.

Research and Product Development Expense Although the restructuring plan announced in September 2003 included a significant decrease in hospitality’s development personnel and expense, the overall dollars spent on research and product development remained relatively constant.  Certain manufacturing development projects, particularly related to Demand Stream and the Fourth Shift Edition for SAP Business One, more than offset the hospitality savings.  Significant progress was made during 2003 and 2004 in the expansion of our use of cost-effective research facilities in both China and India.

Restructuring Related Charges.  Restructuring related charges were $950,000 for the year ended September 30, 2004 and $2.3 million for the nine months ended September 30, 2003.  The restructuring expense in the 2003 period reflects $2.0 million for employee severance expense and fixed asset disposal charges for the hospitality segment reorganization announced in September 2003 and an additional charge of $218,000 for other severance and termination actions taken during the period.  The September 2003 plan called for the elimination of 120 positions and the consolidation of several offices in various U.S. and international locations.  The $2.0 million charge taken in September 2003 consisted of $1.8 million of employee severance and termination costs for approximately 90 employees and $286,000 for the disposal of fixed assets and write-off of leasehold improvements.  In fiscal 2004, we incurred additional charges of $302,000 related to employee severance in connection with the ongoing implementation of the September 2003 hospitality plan, $1.5 million related to facilities consolidation and $188,000 related to contract terminations and other exit costs.  Also in fiscal 2004, management made the strategic decisions to utilize two leased spaces that were previously considered excess, and the remaining restructuring accrual related to these spaces of $991,000 was eliminated and a restructuring benefit was recorded.

Restructuring related charges were $2.8 million for the comparable year ended September 30, 2003.  This amount included the charges discussed above for the nine-month period ended September 30, 2003 plus $548,000 for employee severance expense and other related costs for the hospitality restructuring in November 2002, which included the elimination of 23 positions.

We implemented the September 2003 restructuring plan because our strategy of expanding product offerings and marketing programs in our hospitality segment was not performing well financially.  We believed that this strategy could have been successfully executed with adequate time and investment, but we had less access to capital than anticipated, in part because we did not have access to public capital markets.  We concluded that the incremental investment we were capable of making was not in the best interest of our stockholders.  Through the restructuring plan, we significantly slowed our plans to grow the hospitality business and to fund new product development.  We also consolidated management and support functions of our two reportable segments as part of this plan.  This consolidation had an immediate financial effect on the company and provided for improved efficiencies and a better control environment.  This resulted in ongoing benefits through the elimination of approximately $8.9 million of annual salaries, approximately $300,000 of annual rent expense and approximately $1.5 million of previously anticipated outside development consulting.  These savings will affect primarily our selling, general and administrative and research and product development operating expenses and will be partially offset by other cost increases, including additional costs devoted to documentation and assessment of our internal control over financial reporting.

We had a balance of $1.2 million of accrued restructuring charges as of September 30, 2004.

Non-Operating Income and Expenses.  The following table summarizes non-operating income and expenses for the fiscal years ended September 30, 2004 and the twelve months ended September 30, 2003:

	Twelve Months Ended
	September 30,
(dollars in thousands)	2004	2003
		(unaudited)

Interest expense	$4,146	$3,004
Income (expense) from change in value of mandatorily redeemable common stock warrant	(4,936)	(256)
Other income (expense) net	181	468
Provision for (benefit from) income taxes	(754)	635
Income from discontinued operations, net of tax	1,355	—

Interest Expense.   Interest expense in fiscal 2004 included $2.8 million of cash interest expense on the institutional debt, $416,000 of amortization of capitalized financing costs and $786,000 of debt accretion, due to the recording of an original issue discount at the time the debt was incurred.  In addition, we had $97,000 of other interest expense on other borrowings and capital lease obligations.  Interest expense during the nine-month period ended September 30, 2003 included $1.9 million of cash interest expense on the institutional debt, $227,000 of amortization of capitalized financing costs, $414,000 of debt accretion and $76,000 of interest expense on other borrowings and capital lease obligations.

Our fiscal 2004 interest expense was $1.1 million, or 38.0%, higher than expense for the twelve months ended September 30, 2003.  This increase is due to our institutional debt being outstanding for the entire fiscal 2004 compared to only ten months of the comparable period in 2003.  Also, an amendment to the long-term debt agreement in November 2003 resulted in an increase in the interest rate from 12.5% to 14.0%.  Interest expense during the comparable year ended September 30, 2003 included $2.1 million of cash interest expense on the institutional debt, $253,000 of amortization of capitalized financing costs, $459,000 of debt accretion and $154,000 of interest expense on other borrowings and capital lease obligations.

Change in Value of Mandatorily Redeemable Common Stock Warrant and Loss on Exchange.  Our statement of operations includes the change in value of the mandatorily redeemable common stock warrant we issued as part of the long-term institutional debt financing in November 2002, reflecting increases or decreases in the fair value of the put warrant.  We used the Black-Scholes valuation model and an independent appraisal to determine the original fair value of the warrant of $3.7 million.

At December 31, 2002, the put warrant value had depreciated to $3.5 million, resulting in the recognition of $201,000 of non-operating income. The principal determinant of the value of the put warrant was the value of the underlying common stock of the Company.  Put simply, as the value of our stock rose, so did the value of the put warrant.  Conversely, when the value of our stock declined, the put warrant decreased in value.  At September 30, 2003, the put warrant value had appreciated to $4.0 million, resulting in the recognition of $457,000 of non-operating expense during the nine-month period ended September 30, 2003.  The net change for the comparable year ended September 30, 2003 was an increase of $256,000, which was recorded as non-operating expense.

At August 18, 2004, just prior to its exchange for Series B Convertible Preferred Stock and a new common stock warrant, the put warrant had appreciated to $7.2 million, resulting in the recognition of $3.0 million of additional non-operating expense.  In connection with the exchange, a final non-operating charge of $1.8 million was recorded, which reflected the difference between the net carrying value of the put warrant including the remaining unamortized offering costs, and the estimated fair value of the Series B Convertible Preferred Stock and the new warrant issued.  The combined charges for fiscal 2004 were $5.0 million.  With the exchange and cancellation of the put warrant, there was no further income or expense related to the put warrant.

Other Income, Net.  Other income, net is composed principally of interest income, the effect of foreign currency transaction gains and losses and other miscellaneous non-operating items.  Other income, net was $181,000 for the year ended September 30, 2004 compared with $445,000 for the nine-month period ended September 30, 2003 and $468,000 for the twelve months ended September 30, 2003.  The amounts for each of the 2003 periods include, among other items, $273,000 related to the recovery of international value-added tax (“VAT”) amounts owed to us and the reversal of a portion of a VAT-related obligation that was previously recorded to non-operating expense.  Excluding this item, the amounts were comparable from period to period.

Provision for (benefit from) Income Taxes.  We recorded a benefit from income taxes of $754,000 for the year ended September 30, 2004 and a tax provision of $550,000 for the nine-month period ended September 30, 2003 and $635,000 for the comparable year ended September 30, 2003.  The provision for income taxes consists of amounts accrued for our estimated domestic federal and state liabilities and international tax liabilities.  Additionally, in 2004, the tax provision includes a benefit of $984,000, which is offset by a similar charge to discontinued operations.  This benefit in continuing operations arises from the offset to the gain from discontinued operations that current-year losses from continuing operations provides.  The benefit is stated net of amounts for our estimated domestic federal and state liabilities and international tax liabilities.  Based upon available evidence, there has been sufficient uncertainty regarding the ability to realize our deferred tax assets to warrant a full valuation allowance in our consolidated financial statements.

Discontinued operations.  Income from discontinued operations, net of tax was $1.4 million for the year ended September 30, 2004.  There was no income or loss from discontinued operations in the nine-month period or the twelve months ended September 30, 2003.  In accordance with the Plan of Reorganization, SoftBrands retains a 10% interest in net collections, after expenses, by the liquidating trust.  In December 2003, we received a cash distribution of $2.9 million from the liquidating trust, of which was recorded as income from discontinued operations.  In addition, we recorded a $456,000 charge for additional obligations of the discontinued operations.  These obligations relate primarily to legal fees to complete the final steps of the Plan of Reorganization.  Because we do not have any legal obligation with respect to the obligations of AremisSoft under the Plan of Reorganization or relative to the liquidating trust, and because of the substantial time elapsed since confirmation of the Plan of Reorganization, we do not expect to incur additional expenses relative to the Plan of Reorganization beyond what was included in accrued expenses on our balance sheet at September 30, 2004.  An income tax provision of $1.4 million was also recorded for the discontinued operations in 2004.

Liquidity and Capital Resources

As of September 30, 2005, we had $16.0 million of cash and cash equivalents and $648,000 of restricted cash.  Generally, our most significant source of operating cash flows is derived from license, maintenance and service fees.  The cash position in 2004 and 2005 benefited from distributions from the AremisSoft liquidating trust and, in 2005, from sale of Series C Convertible Preferred Stock and the early extinguishment of debt.  Our primary uses of cash from operating activities are for employee costs, third-party costs for services and facilities.

Cash Flows from Operating Activities.

We generated $10.3 million of cash from operations in the year ended September 30, 2005 (of which $12.4 million was from discontinued operations).  Although we recorded a loss from continuing operations of $3.0 million, the loss reflects the effect of $5.0 million of non-cash expenses, including $5.6 million of depreciation and amortization, a $1.8 million non-cash interest charge related to amortization and accretion of capitalized financing and original debt issuance costs offset by a $2.7 million non-cash income tax benefit.  The non-cash interest charge includes approximately $809,000 million of accelerated charges due to the early payment of principal indebtedness.  Of the $2.0 million of cash (loss from continuing operations, adjusted for non-cash items), we used of $2.8 million to reduce deferred revenue.  The deferred revenue decrease is consistent with the revenue decrease in our hospitality group.  Overall we used cash in continuing operations in the amount of $2.2 million. In June 2005 we also received a cash distribution of $12.6 million from the liquidating trust of AremisSoft, which is reflected as cash from discontinued operations, net of certain other expenses and taxes.  In accordance with the Plan of Reorganization, SoftBrands retains a 10% interest in net collections, after expenses, by the liquidating trust.

We generated $3.2 million of cash from operations in the year ended September 30, 2004 (of which $2.3 million was from discontinued operations).  Although we recorded a loss from continuing operations of $7.8 million, the loss reflects the effect of $13.5 million of non-cash expenses, including $6.8 million of depreciation and amortization, a $4.9 million non-cash charge for the change in value and loss on exchange of the mandatorily redeemable put warrant with our principal lender, a $1.2 million non-cash interest charge, the initial recording of a $950,000 restructuring charge and a $497,000 addition to our allowance for doubtful accounts, offset by a $984,000 non-cash income tax benefit.  Of the $5.7 million of cash (loss from continuing operations, adjusted for non-cash items), we used $2.4 million to reduce net accounts payable which had accumulated in 2003, and $3.2 million to pay for lease terminations, employee severance and other costs associated with the restructuring we commenced in late 2003.  In December 2003 we also received a cash distribution of $2.9 million from the liquidating trust of AremisSoft, which is reflected as cash from discontinued operations, net of certain other expenses and taxes.

Our cash flow from operating activities in the nine-month period ended September 30, 2003 was negatively affected by the larger loss from continuing operations of $14.0 million.  This loss reflects $11.7 million of net non-cash expenses, including $5.2 million of depreciation and amortization, $2.5 million of impairment charges related to hospitality intangible assets and the initial recording of restructuring charges of $2.3 million.  In addition, we used $2.3 million of cash related to changes in operating assets and liabilities, driven by the decrease in our accrued expenses and the payment of restructuring obligations.  During this period, our overall cost of revenues was higher than we could sustain over the long term, and we identified a need to improve our gross margins.  We announced the hospitality restructuring in September 2003, a plan intended to eliminate certain discretionary costs and expenses and to reduce future losses from operations.  The improvements in our profitability and increased cash flow from operations in fiscal 2004 reflect the benefits of that change in our strategy.

Days sales outstanding (DSO), which is calculated as net receivables at period end divided by revenue for the quarter divided by 90 days, was 28.8 and 31.9 days at September 30, 2005 and 2004 respectively.  DSO has improved during the year due to focused collection efforts, particularly with hospitality accounts.

Cash Flows from Investing Activities.

We used $1.2 million of cash in investing activities during the year ended September 30, 2005, including $949,000 for capital expenditures and $217,000 for software development costs that were capitalized.  This is consistent with investment activity levels in previous years and reflects costs incurred to upgrade internal systems as part of our Sarbanes Oxley Section 404 compliance program.  We had limited expenditures for acquired technology or other intangible assets in 2005 and 2004, reflecting the strategy following the September 2003 restructuring plan to focus hospitality development efforts on existing products and existing customers.

We used $1.0 million of cash in investing activities during the year ended September 30, 2004, including $911,000 for capital expenditures and $120,000 for software development costs that were capitalized.  This amount is down significantly from our investing activity levels in previous years due to reduced spending on acquired technology and less capitalized software development.  We did have expenditures to upgrade and replace some of our internal computer hardware and other equipment in fiscal 2004.

We used $4.0 million of cash in investing activities in the nine-month fiscal period ended September 30, 2003, including $1.2 million for capital equipment, $1.7 million for software development that was capitalized, and $1.2 million to purchase third-party software licenses and other intangible assets.

Cash Flows from Financing Activities.

We used cash in financing activities during the past three fiscal periods primarily for long-term debt and capital lease payments.  In 2005 we improved the condition of the balance sheet through the issuance of convertible preferred stock and the extinguishment of debt.

Effective November 26, 2002, we borrowed $20.0 million from Capital Resource Partners IV, L.P. pursuant to a Senior Subordinated Note and Warrant Purchase Agreement and a Senior Subordinated Note that carried an interest rate of 12.5% per annum.  An amendment in November 2003 resulted in an increase in this interest rate to 14%.  The note is secured by substantially all of our assets, including the stock of our subsidiaries.  As partial consideration for such borrowings, we issued warrants to the lender.  These warrants were subsequently exchanged for convertible preferred stock and warrants with a higher exercise price.

On August 17, 2005, we sold to ABRY Mezzanine Partners, L.P. and Capital Resource Partners IV, L.P. 18,000 shares of Series C Convertible Preferred Stock (“the Series C Convertible Preferred Stock”) and Warrants to purchase 1.2 million shares of common stock (“the Warrants”) for a total of $18.0 million.  Each share of Series C Convertible Preferred Stock has a nominal face value of $1,000; carries a mandatory dividend, whether or not earned or declared, of 6% of its face value per annum (paid in two semi-annual installments, commencing December 31, 2005); has a liquidation preference over common stock and on a par with the Series B Convertible Preferred Stock equal to its face value plus accrued and unpaid dividends; is convertible into common stock at any time at $2.01 per share, subject to price anti-dilution protection on a weighted average basis for new issuances by us below the conversion price or below 80% of market price; and may be redeemed by us at par plus accrued dividends, or automatically converted into common stock, commencing August 17, 2007, subject to satisfaction of a number of conditions, including market price conditions.  The warrants are exercisable at $2.11 per share, subject to the same price anti-dilution provisions, contain cashless exercise rights and expire on August 17, 2015.  Net proceeds of approximately $16.5 million from the sale of the Series C Convertible Preferred Stock and Warrants was recorded as an increase to stockholders’ equity.

Commitments and Capital Adequacy.  As of September 30, 2005, our primary commitments are for leased office space in Minneapolis, Minnesota; Wichita, Kansas; Golden, Colorado; Reading, England; Tianjin, China; and Sydney, Australia and payments on the long-term debt and lease obligations.

The following table summarizes our significant contractual obligations at September 30, 2005 and the effect such obligations are expected to have on liquidity and cash flows in future periods.  Where applicable, the table includes amounts classified as current liabilities on the September 30, 2005 balance sheet:

	Payments Due by Period as of September 30, 2005
		Less Than					More than
(dollars in thousands)	Total	1 Year	1 - 3 Years		3 - 5 Years		5 Years

Balance Sheet Contractual Obligations
Long-term debt	$169	$169	$		$		$
Capital lease obligations	91	91
Total	$260	$260	$		$		$
Other Contractual Obligations
Operating lease obligations	$8,437	$3,330		$5,102		$5	$—
Cash interest on long-term debt and capital lease obligations	19	19
Purchase obligations	370	370
Other long-term obligations	292	102	190
Total	$8,826	$3,821		$5,292		$5	$

Total Contractual Obligations	$9,085	$4,080		$5,292		$5	$

We believe that cash flows from operations, expected to improve with improved fiscal year 2006 results, together with our cash and cash equivalents, will be sufficient to meet our commitments and our cash requirements for at least the next twelve months.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board published SFAS No. 123 (revised 2004), Share-Based Payment.  SFAS No. 123(R) revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based payment transactions using APB Opinion No. 25, and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations based on the grant-date fair value of those instruments. The revised statement is effective for the Company on October 1, 2005.  The Company will use the modified prospective method of adoption. The newly issued statement will have a material impact on results of operations and financial position.  See the “Stock-Based Compensation” discussion in Note 2 to the Financial Statements, which includes the pro forma impact of recognizing stock-based compensation under SFAS No. 123 on the Company’s net income (loss) and income (loss) per common share for the fiscal years ended September 30, 2005 and 2004 and the nine-month period ended September 30, 2003. Options granted to employees under the 2001 Stock Incentive Plan (the only form of award granted) now vest over a three- to four-year term from the date of grant. Vesting of outstanding options was accelerated in accordance with the terms of each option agreement on March 15, 2005, when the Company’s registration under Section 12(g) of the Securities Exchange Act of 1934 became effective.  As a result, the pro forma stock-based compensation expense for the year ended September 30, 2005 includes an additional $1.0 million taken in the quarter ended March 31, 2005, to record the effect of the acceleration provisions.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29 (“SFAS No. 153”). The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” The provisions in SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, which is effective with our first quarter of fiscal 2006. Adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — A replacement of APB Opinion No 20 and FASB Statement No. 30  (“SFAS No. 154”).  SFAS No. 154 changes the requirement for the accounting for and reporting of a change in accounting principle.  This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  The provisions in SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005, which is effective with our first quarter of our fiscal year ending September 30, 2007.  We intend to adopt the disclosure requirements upon the effective date of the pronouncement.  Since this pronouncement relates to disclosure only requirements, the adoption will have no impact on our consolidated financial statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements.  As of September 30, 2005, the Company did not engage in any off-balance sheet arrangements as defined in Item 303 (a) (4) of Regulation S-K promulgated by the Commission under the Securities Act of 1934, as amended that have, or are likely to have, a material current or future effect on our financial position or results of operations.

ITEM 7A.                                            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our operations outside of the United States, with the exception of China, are maintained in their local currency. All assets and liabilities of our international subsidiaries are translated to U.S. dollars (USD) at period-end exchange rates. Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive income in stockholders’ equity. Gains and losses on foreign currency transactions and short-term inter-company receivables from foreign subsidiaries are included in other income (expense).  The reported results of our foreign operations will be influenced by their translation into USD by currency movements against the USD.

The short-term inter-company balances from foreign subsidiaries are denominated in USD and result in gains and losses when translated to local currency.  A hypothetical uniform 10 percent strengthening in the value of the USD at September 30, 2005 against short-term inter-company balances denominated in USD would result in a $143,000 currency translation loss.

The Company had $3.5 million worth of Renminbi, more commonly called the Yuan (the currency of the People’s Republic of China) at September 30, 2005.  The Company’s wholly owned subsidiary in China uses the U.S. Dollar as functional currency.  Translation gains and losses on the Renminbi cash balance is reflected in the consolidated statement of operations as currency gains (losses).  A hypothetical uniform 10 percent strengthening in the value of the Renminbi at September 30, 2005 against the U.S. Dollar cash balance would result in an additional $350,000 currency translation gain.

We do not utilize any derivative financial instruments.  Our investments are consistent with the Company’s investment policies.  Those investments are denominated in U.S. Dollars.  Changes in market interest rate will not have a material impact on our financial position.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SoftBrands, Inc.

Consolidated Financial Statements

As of and for the years ended September 30, 2005 and 2004, and for the Nine-Month period ended

September 30, 2003

SoftBrands, Inc.

Index

As of and for the years ended September 30, 2005 and 2004, and for the Nine-Month period ended

September 30, 2003

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SoftBrands, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive loss and cash flows present fairly, in all material respects, the financial position of SoftBrands, Inc. and its subsidiaries at September 30, 2005 and 2004, and the results of their operations and their cash flows for the years ended September 30, 2005 and 2004 and for the nine-month period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

November 18, 2005

SoftBrands, Inc.

Consolidated Balance Sheets

in thousands, except share and per share data

	September 30,	September 30,
	2005	2004

Assets
Current assets
Cash and cash equivalents	$16,034	$9,719
Accounts receivable, net	5,363	6,289
Prepaid expenses and other current assets	1,134	1,224
Total current assets	22,531	17,232
Furniture, fixtures and equipment, net	1,986	2,382
Restricted cash	648	846
Goodwill	22,947	22,947
Intangible assets, net	3,783	7,917
Other long-term assets	6	1,127
Total assets	$51,901	$52,451

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt and capital leases	$260	$547
Accounts payable	2,240	2,169
Accrued expenses	5,707	6,775
Accrued restructuring costs	203	1,214
Deferred revenue	15,355	18,014
Other current liabilities	1,352	1,892
Total current liabilities	25,117	30,611
Long-term debt and capital leases		17,675
Other long-term liabilities	292	594
Total liabilities	25,409	48,880
Commitments and Contingencies (Notes 9 and 11)
Stockholders’ equity
Series A and Undesignated Preferred Stock, $0.01 par value; 10,647,973 and 15,000,000 shares authorized, respectively; no shares issued or outstanding
Series B Convertible Preferred Stock, $0.01 par value; 4,332,000 shares authorized, issued and outstanding; liquidation value of $4,591	5,068	5,068
Series C Convertible Preferred Stock, $0.01 par value; 20,027 shares authorized, 18,000 shares issued and outstanding; liquidation value of $18,000 plus unpaid dividends	15,065
Common stock, $0.01 par value; 110,000,000 shares authorized; 40,030,000 and 40,000,000 shares issued and outstanding, respectively	400	400
Additional paid-in capital	173,756	172,497
Accumulated other comprehensive loss	(1,893)	(1,146)
Accumulated deficit	(165,904)	(173,248)
Total stockholders’ equity	26,492	3,571
Total liabilities and stockholders’ equity	$51,901	$52,451

The accompanying notes are an integral part of these consolidated financial statements.

SoftBrands, Inc.

Consolidated Statements of Operations

in thousands, except per share data

	Fiscal Year Ended		Nine Months Ended
	September 30,	September 30,	September 30,
	2005	2004	2003

Revenue
Software licenses	$10,452	$9,094	$7,676
Maintenance	43,537	44,054	32,854
Professional services	13,309	12,833	11,054
Third-party software and hardware	3,483	3,194	2,291
Total revenue	70,781	69,175	53,875
Cost of revenues
Software licenses	4,503	5,107	6,350
Maintenance	14,094	14,596	10,471
Professional services	10,421	10,691	12,400
Third-party software and hardware	2,519	2,387	1,646
Total cost of revenues	31,537	32,781	30,867
Gross profit	39,244	36,394	23,008
Operating expenses
Selling, general and administrative	29,770	26,565	25,061
Research and product development	8,425	8,555	6,520
Restructuring related (Note 4)	(261)	950	2,254
Total operating expenses	37,934	36,070	33,835
Operating income (loss)	1,310	324	(10,827)
Interest expense (Note 9)	(7,062)	(4,146)	(2,612)
Change in value of mandatorily redeemable common stock warrant (Note 9)		(4,936)	(457)
Other income, net	602	181	445
Loss from continuing operations before provision for income taxes	(5,150)	(8,577)	(13,451)
Provision for (benefit from) income taxes	(2,151)	(754)	550
Loss from continuing operations	(2,999)	(7,823)	(14,001)
Discontinued operations
Income from discontinued operations, net of tax	10,343	1,355

Net income (loss)	7,344	(6,468)	(14,001)

Preferred stock dividend	132

Net income available to common shareholders	$7,212	$(6,468)	$(14,001)

Basic and diluted earnings (loss) per common share
Continuing operations	$(0.08)	$(0.19)	$(0.35)
Discontinued operations	$0.26	$0.03
Net income (loss)	$0.18	$(0.16)	$(0.35)

Weighted average basic and diluted shares outstanding	40,030	40,015	40,000

The accompanying notes are an integral part of these consolidated financial statements.

SoftBrands, Inc.

Consolidated Statements of Changes in

Stockholders’ Equity and Comprehensive Loss

in thousands

	Series B		Series C					Accumulated
	Convertible		Convertible				Additional	Other		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Loss

Balances at December 31, 2002					40,000	$400	$168,701	$(399)	$(152,779)	$15,923
Unrealized gain on marketable securities								13		13	$13
Foreign currency translation adjustment								(244)		(244)	(244)
Net loss									(14,001)	(14,001)	(14,001)
Balances at September 30, 2003					40,000	400	168,701	(630)	(166,780)	1,691	$(14,232)
Common stock issued to nonemployees					30		35			35
Exchange of warrants for Series B Convertible Preferred Stock	4,332	$5,068					3,761			8,829
Foreign currency translation adjustment								(516)		(516)	$(516)
Net loss									(6,468)	(6,468)	(6,468)
Balances at September 30, 2004	4,332	5,068	—	—	40,030	400	172,497	(1,146)	(173,248)	3,571	$(6,984)
Issuance of Series C Convertible Preferred Stock and warrants, net of issuance costs			18	$15,065			1,391			16,456
Foreign currency translation adjustment								(747)		(747)	$(747)
Accrued dividends on Series C Convertible Preferred Stock							(132)			(132)
Net income									7,344	7,344	7,344
Balances at September 30, 2005	4,332	$5,068	18	$15,065	40,030	$400	$173,756	$(1,893)	$(165,904)	$26,492	$6,597

The accompanying notes are an integral part of these consolidated financial statements.

SoftBrands, Inc.

Consolidated Statements of Cash Flows

in thousands

	Fiscal Year Ended		Nine Months Ended
	September 30,	September 30,	September 30,
	2005	2004	2003

Cash flow from operating activities
Loss from continuing operations	$(2,999)	$(7,823)	$(14,001)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) continuing operations
Depreciation and amortization	5,613	6,825	5,215
Change in value of mandatorily redeemable common stock warrant		4,936	457
Noncash interest expense	1,848	1,202	641
Impairment of intangible assets			2,498
Restructuring related	(261)	950	2,254
Provision for doubtful accounts	580	497	770
Noncash income tax benefit	(2,733)	(984)
Other, net		99	(112)
Change in operating assets and liabilities, net of effect of acquisitions and divestitures
Accounts receivable, net	71	(12)	(15)
Prepaid expenses and other current assets	74	939	408
Accounts payable	413	(2,381)	384
Accrued expenses	(1,172)	(132)	(2,689)
Accrued restructuring costs	(749)	(3,190)	(1,032)
Deferred revenue	(2,574)	236	(394)
Other current liabilities	(93)	55	544
Other long-term assets and liabilities	(173)	(351)	537
Net cash provided by (used in) continuing operations	(2,155)	866	(4,535)
Net cash provided by discontinued operations	12,405	2,339
Net cash provided by (used in) operating activities	10,250	3,205	(4,535)
Cash flow from investing activities
Purchases of furniture, fixtures and equipment	(949)	(911)	(1,152)
Capitalized software development costs	(217)	(120)	(1,661)
Acquired technology and other intangibles			(1,185)
Net cash used in investing activities	(1,166)	(1,031)	(3,998)
Cash flow from financing activities
Repayment of long-term debt and capital leases	(18,661)	(1,101)	(842)
Net proceeds from issuance of preferred stock and warrants	16,456
Capitalized financing costs		(52)
Net cash used in financing activities	(2,205)	(1,153)	(842)
Effect of exchange rates on cash balances	(564)	(278)	(152)
Change in cash and cash equivalents	6,315	743	(9,527)
Cash and cash equivalents
Beginning of period	9,719	8,976	18,503
End of period	$16,034	$9,719	$8,976

The accompanying notes are an integral part of these consolidated financial statements.

	Fiscal Year Ended		Nine Months Ended
	September 30,	September 30,	September 30,
(in thousands)	2005	2004	2003

Supplemental cash flow information
Cash paid (refunded) during each period for
Interest	$3,301	$2,944	$1,971
Income taxes	860	196	(149)
Noncash investing and financing activities
Accrued dividends on Series C Convertible Preferred Stock	132
Reduction in exercise price of mandatorily redeemable common stock warrant		149
Capitalized financing costs included in accounts payable		50
Acquired technology and other intangibles financed with long-term debt			964
Unrealized gain on marketable securities			13

SoftBrands, Inc.

Notes to Consolidated Financial Statements

1.                                     Nature of Business and Company Operations

SoftBrands, Inc. (the “Company”) develops software products that streamline and enhance an organization’s ability to manage and execute mission-critical functions such as accounting, purchasing, manufacturing, customer service and sales and marketing.  The Company sells its products to customers primarily in the middle-market manufacturing and hospitality industries.

The Company is subject to risks and uncertainties including dependence on information technology spending by customers, concentration of customers in a limited number of industries, fluctuations of quarterly results, a lengthy and variable sales cycle, dependence on key personnel, dependence on principal products and third-party technology, rapid technological change, actions of competitors, availability of capital, international operations and expansion.

Periods Presented and Year End Change

During 2003, the Company changed its year end to September 30 from December 31.  Accordingly, the consolidated financial statements reflect the years ended September 30, 2005 and 2004 and the nine-month period ended September 30, 2003.

Basis of Presentation

SoftBrands, Inc. was incorporated on October 16, 2001, as a wholly owned subsidiary of AremisSoft Corporation (the “Former Parent”) to consolidate the ongoing vertical-market software operations of the Former Parent and to separate those operations from other activities that had been conducted through the Former Parent’s Cyprus subsidiary and under the Former Parent’s “Emerging Markets Group.”  On December 13, 2001, the Former Parent contributed to the Company all of the capital stock of Fourth Shift Corporation (“Fourth Shift”), a worldwide supplier of enterprise resource planning and e-business software, that had been acquired by the Former Parent in April 2001.  Effective December 31, 2001, the Former Parent contributed to the Company the operating assets, liabilities and personnel of AremisSoft Hospitality (US), Inc. (the United States hospitality operations of the Former Parent) and AremisSoft (UK) Plc (the Former Parent’s United Kingdom operating subsidiary) related to its hospitality and manufacturing software operations.

In August 2002, and in connection with approval of the Former Parent’s plan of reorganization in bankruptcy, all of the shares held by the Former Parent in the Company were cancelled, and the Company issued a total of 40,000,000 shares directly to the Former Parent’s stockholders and to a class of plaintiffs in settlement of litigation affecting the Former Parent.  This separation from the Former Parent had the financial reporting consequence of including in the Company’s financial statements the operations of the Former Parent that were curtailed as part of the bankruptcy as discontinued operations.  As a result, the accumulated deficit and additional paid-in capital reflect the cumulative losses of the Former Parent and the non-SoftBrands businesses which were shut down in 2001.

The Former Parent entered into a liquidating trust agreement pursuant to which the trust is entitled to any and all of the proceeds from the Former Parent’s litigation claims and sale of certain other assets of the Former Parent.  Securities class action plaintiffs are entitled to all of the beneficial interests in the liquidating trust, but the Company will be entitled to 10% of the net distributions from the trust.  In December 2003 and in June 2005, the Company received distributions from the trust, which were reported as income from discontinued operations, net of expenses and income taxes.  Future receipts of cash, if any, will also be accounted for as income from discontinued operations.

The remaining obligations of the Former Parent are included in the Company’s balance sheet at September 30, 2005, as a liability related to discontinued operations.  As of September 30, 2005, the only remaining liability represents lease commitments of the Former Parent.  The income from discontinued operations in the years ended September 30, 2005 and 2004, reflects proceeds from the liquidating trust of the Former Parent, net of additional costs associated with ongoing clean-up efforts and revisions to estimated liabilities for remaining obligations and related income tax provisions.

The Consolidated financial statements include the accounts of SoftBrands, Inc. and all of its subsidiaries.  All significant intercompany balances and transactions within the Company have been eliminated in consolidation.

The Company’s reportable segments are SoftBrands Manufacturing (“Manufacturing”) and SoftBrands Hospitality (“Hospitality”).

2.                                     Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid and short-term investments purchased with an original maturity of three months or less to be cash equivalents.  Short-term investments consist principally of government securities and money market instruments and are stated at cost, which approximates fair value due to the short maturity of these instruments.

The Company had $3.5 million and $2.2 million worth of Renminbi, more commonly called the Yuan (the currency of the People’s Republic of China) at September 30, 2005 and 2004, respectively.  The Chinese government considers portions of Renminbi balance to be undistributed earnings which contain temporary or permanent restrictions to converting to U.S. dollars.  These amounts are reflected in cash and cash equivalents.  The Company’s wholly owned subsidiary in China uses the U.S. Dollar as functional currency.  Translation gains and losses on the Renminbi cash balance is reflected in the consolidated statement of operations as currency gains (losses).

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are initially recorded at fair value upon the sale of software licenses or services to customers.  Outstanding invoices for maintenance are excluded from accounts receivable balance.  The Company maintains an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from extending credit to the Company’s customers.  In judging the adequacy of the allowance for doubtful accounts, the Company considers multiple factors including historical bad debt experience, the general economic environment, the need for specific client reserves and the aging of the Company’s receivables.  This provision is included in operating expenses as a general and administrative expense in the statement of operations.  A considerable amount of judgment is required in assessing these factors.  If the factors utilized in determining the allowance do not reflect future performance, then a change in the allowance for doubtful accounts would be necessary in the period such determination is made, impacting future results of operations.

Marketable Securities

The Company accounts for marketable securities in accordance with provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date.  At September 30, 2005 and 2004, all marketable securities held by the Company were classified as available-for-sale and totaled $18,000 (included in prepaid expenses and other current assets).  Available-for-sale securities are carried at fair value as determined by quoted market prices, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity.  The unrealized gain on these securities was $13,000 at September 30, 2004 and 2005.

Inventories

Inventories, which consist of third-party computer hardware held for resale in conjunction with the Company’s software, third-party software held for resale, computer software media, instruction material and packaging, are stated at the lower of cost or market.  At September 30, 2005 and 2004, inventory totaling $77,000 and $118,000, respectively, was included in prepaid expenses and other current assets.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are recorded at cost and are depreciated using the straight-line method over estimated useful lives that range from three to five years.  Leasehold improvements are depreciated over the shorter of the asset lives or the underlying lease term.  Upon retirement or disposition, cost and related accumulated depreciation are removed from the accounts, and any gain or loss is included in the results of operations.  Maintenance and repairs are expensed as incurred.  Depreciation expense for the years ended September 30, 2005 and 2004, and the nine-month period ended September 30, 2003, was $1.4 million $2.0 million and $1.8 million, respectively.

Restricted Cash

Restricted cash is pledged to support facility leases and an employee corporate credit card program.

Goodwill

Goodwill represents the excess of purchase price over fair value of net assets acquired, and under SFAS No. 142, Goodwill and Other Intangible Assets, the Company tests goodwill for impairment on at least an annual basis.  In accordance with SFAS

No. 142, the Company evaluates the carrying value of goodwill at the end of its fiscal year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.  Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator.  When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to its carrying amount, including goodwill.  If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured.  The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount.  In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values.  The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill.  An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.  The Company’s September 30, 2005, 2004 and 2003 assessments of goodwill in accordance with SFAS No. 142 resulted in no impairment losses.

Impairment of Long-Lived Assets and Intangibles

The Company evaluates the recoverability of long-lived assets and identifiable intangibles not held for sale whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable.  Such circumstances could include, but are not limited to, (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used or in its physical condition, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of an asset.  The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it.  Should the sum of the expected future cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized.  The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds the fair value of the asset.  The fair value is measured based on quoted market prices, if available.  If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows.

The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated.  These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.

Certain long-lived and intangible assets of the Hospitality segment were impaired during the nine-month period ended September 30, 2003, primarily as a result of the restructuring and change in market focus as more fully described in Note 4.  These impairments included $896,000 from technology acquired in May 2003 (Note 6).  The impairments also included $1.2 million of capitalized software development costs and $366,000 of other acquired technology.  As all of these intangible assets related to current product technologies, the impairment charges were included in cost of revenues - software licenses.  In addition, $286,000 of fixed assets were impaired and included in restructuring related charges.

No impairment of long-lived and intangible assets occurred during the years ended September 30, 2005 and 2004.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable.  Cash equivalents are due within three months and are readily convertible into cash.

The Company grants credit to customers in the ordinary course of business.  Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different industries and geographic areas.  At September 30, 2005 and 2004, no individual customer represented a significant portion of the accounts receivable balance.

Revenue Recognition

The Company generates revenues from licensing software and providing post-contract customer support (“maintenance”) and other professional services.  The Company uses written contracts or purchase orders to document the elements and obligations of arrangements with its customers.  Arrangements that include the licensing of software typically include customer support and other professional services.  Customer support includes the right to unspecified upgrades on a when-and-if-available basis and ongoing technical support.  Other professional services may include training, installation, consulting and project management services.

The Company recognizes revenue in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9, as well as Technical Practice Aids issued from time to time by the AICPA.  The Company also recognizes revenue in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, Revenue Recognition.  Revenue under multiple-element arrangements, which may include several software products, services, third-party software, hardware and customer support sold together, is allocated to each element based upon the residual method in accordance with SOP 98-9.  Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized as discussed below.  The Company has established sufficient vendor-specific objective evidence of fair value for customer support and other professional services based upon the price charged when these elements are sold separately.  Accordingly, software license fees are recognized as revenue upon delivery under the residual method in arrangements in which the software is licensed with other elements, provided the undelivered elements of the arrangements are not essential to the functionality of the delivered software and all other criteria for revenue recognition are met.

The Company recognizes software license fees upon execution of the signed contract, shipment of the software to the customer, determination that the software license fees are fixed or determinable, determination that there are no uncertainties surrounding product acceptance, and determination that the collection of the software license fees is probable.  In software arrangements in which the Company does not have vendor-specific objective evidence of fair value for undelivered elements, revenue is deferred until fair value is determined or all elements have been delivered.  Customer support revenues are recognized ratably over the term of the arrangement, generally one year, on a straight-line basis.  If substantive acceptance clauses are included in customer contracts, the Company recognizes the related software license revenue upon formal acceptance by the customer.  The other professional services elements of a software arrangement are typically accounted for separately as the services are performed.  The Company records revenue upon the resale of third-party software licenses and hardware at the gross amount of the sale and records the associated cost as cost of revenues.  The Company does not have minimum sales commitments under any of these arrangements.

In those instances where the services are essential to the functionality of any other element of the arrangement, contract accounting is applied, generally using the percentage-of-completion method.  The timing of revenue recognition on such contracts is based on the number of labor hours incurred for the contract compared to total estimated labor hours for the contract.  These estimates are reviewed periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are made cumulative to the date of the change.  Estimated losses on such contracts are recorded in the period in which the losses become known.  In circumstances where the Company is unable to reasonably estimate total labor hours for the contract, the completed-contract method of accounting is utilized.  All costs and related revenues are reported as deferred items on the balance sheet until completion of the contract.

Deferred revenue consists of license, maintenance and service revenue.  At September 30, 2005 and 2004, the amounts included in deferred revenue for contract accounting were not significant.

Advertising Expense

The Company expenses advertising costs as incurred.  Advertising expenses of approximately $731,000, $750,000 and $623,000 were charged to operations during the years ended September 30, 2005 and 2004, and the nine-month period ended September 30, 2003.

Research and Product Development

The Company generally expenses research and product development costs as incurred; however, some costs qualify for capitalization, as noted below.  Such costs are required to be expensed until the point that technological feasibility of the software is established.  Technological feasibility is determined after a working model has been completed.  The Company’s research and product development costs primarily relate to software development during the period prior to technological feasibility and costs to maintain existing products.

Capitalization of development costs begins upon the establishment of technological feasibility, limited to the net realizable value of the software product, and ceases when the software product is available for general release to customers.  Amortization begins after general release, is computed on each product based upon the greater of the amount computed on a units sold basis (ratio of gross product revenue to anticipated future gross revenue for that product) or straight-line basis over the remaining estimated economic life of the product, and is recorded in cost of revenues - software licenses.  The Company capitalized $217,000 $120,000 and $1.7 million of development costs during the years ended September 30, 2005 and 2004, and the nine-month period ended September 30, 2003, respectively.

Acquired Technology

The Company capitalizes expenditures for acquired software and related licensing rights, which it expects to benefit from in future years.  Amortization is computed based upon the greater of the amount computed on a units sold basis (ratio of gross product revenue to anticipated future gross revenue for that product) or straight-line basis over the remaining estimated economic life of the product, and is recorded in cost of revenues - software licenses.

Income Taxes

Prior to the separation from the Former Parent in August 2002, the Company did not file separate tax returns, but rather was included in the income tax returns filed by the Former Parent.  The income tax disclosures reflect the tax attributes of the Company that were transferred at the separation or created subsequent to the separation.  The tax attributes of the Former Parent did not transfer to the Company following the August 2002 separation.  The Company accounts for income taxes under the liability method of accounting under SFAS No. 109, Accounting for Income Taxes.  Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using currently enacted tax rates.

Debt Discounts and Offering Costs

The Company accounted for debt discounts in accordance with Accounting Principles Board (“APB”) Opinions 12 and 14, which require the original issue discount to be amortized over the life of the debt using the interest method.  Prior to retiring the debt in August 2005, it was presented net of the unamortized discount (Note 9).  The interest method reflected an increasing level of amortization each year such that the annual charge is a constant percentage of the then current outstanding carrying value of the debt.  Offering costs were also amortized using the effective interest rate method and were included in other long-term assets.

Mandatorily Redeemable Common Stock Warrant

Prior to its cancellation in August 2004 (Note 9), the Company classified the mandatorily redeemable common stock warrant associated with the Capital Resource Partners IV, L.P. (“CRP”) debt (Note 9) as a liability in accordance with EITF Issue No. 88-9, Put Warrants.  This put warrant was considered a derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, due to the net cash settlement feature.  Accordingly, the put warrant was maintained at its fair value with increases or decreases reflected as non-operating expense or income in the statements of operations.

Stock-Based Compensation

In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the fair value of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the stock.  The Company accounts for stock-based compensation to nonemployees using the fair value method prescribed by SFAS No. 123.  The Company has implemented the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure.

Pro forma net loss for the year ended September 30, 2005 and 2004, and the nine-month period ended September 30, 2003, was as follows (in thousands):

	2005	2004	2003

Net income (loss) available to common shareholders, as reported	$7,212	$(6,468)	$(14,001)
Add: Stock-based employee compensation expense included in reported net income (loss)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(2,441)	(929)	(736)
Net income (loss) available to common shareholders	$4,771	$(7,397)	$(14,737)

Basic and diluted income (loss) per common share
As reported	$0.18	$(0.16)	$(0.35)
Pro forma	0.12	(0.18)	(0.37)

Options granted to employees under the 2001 Stock Incentive Plan (the only form of award granted) now vest over a three- to four-year term from the date of grant.  Vesting of outstanding options was accelerated in accordance with the terms of each option agreement to this schedule on March 15, 2005, when the Company’s registration under Section 12(g) of the Securities Exchange Act of 1934 became effective.  As a result, the pro forma stock-based compensation expense for the year ended September 30, 2005 includes an additional $1.0 million taken in the quarter ended March 31, 2005, to record the effect of the acceleration provisions.

Foreign Currency Translation

The Company’s foreign assets and liabilities are translated at year-end exchange rates, and revenues and expenses included in the consolidated statements of operations are translated at average exchange rates prevailing during those periods.  Translation adjustments are included in accumulated other comprehensive income (loss) in the consolidated balance sheets.

Comprehensive Income (Loss)

Comprehensive income (loss), as defined by SFAS No. 130, Reporting Comprehensive Income, includes net income (loss) and items defined as other comprehensive income (loss).  SFAS No. 130 requires that items defined as other comprehensive income (loss), such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities, be separately classified in the financial statements.  Such items are included in the consolidated statements of stockholders’

equity and comprehensive income (loss).

Earnings per Share

Net income (loss) per share is computed under the provisions of SFAS No. 128, Earning per Share.  Basic earnings per share is computed using net income (loss) available to common shareholders divided by the weighted average number of shares outstanding.  Diluted earnings per share reflects the weighted average number of shares outstanding plus any potentially dilutive shares outstanding during the period, calculated using the “treasury stock” method.  In accordance with EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, and EITF 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per share, the Company’s Series B and Series C Convertible Preferred Stock is considered in both the basic and diluted earnings per share calculations, subject to the applicable antidilution provisions.

Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, outstanding options and outstanding warrants were not considered in the calculation of basic or diluted earnings per share for any of the three years presented because the Company had net losses from continuing operations and based on the contractual terms, the convertible preferred stock does not have the obligation to share in the losses of the Company.   These potentially dilutive shares were not considered because the Company had net losses and to do so would have been antidilutive.  Had the Company reported income from continuing operations, these securities would have been dilutive, based on data at September 30, 2005 and assuming a market price of $1.80 per share, would have resulted in an increase of approximately a 17% in weighted average diluted shares outstanding.

Options, warrants and preferred stock excluded from calculation of diluted earnings per share for the years ended September 30, 2005 and 2004 and the nine-month period ended September 30, 2003, because they are antidilutive, are as follows (in thousands):

	2005	2004	2003
Options and warrants	16,065	14,233	14,439
Series B Convertible Preferred Stock	4,332	4,332
Series C Convertible Preferred Stock	18

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board published SFAS No. 123 (revised 2004), Share-Based Payment.  SFAS No. 123(R) revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based payment transactions using APB Opinion No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations based on the grant-date fair value of those instruments. The revised statement is effective for the Company on October 1, 2005.  The Company will use the modified prospective method of adoption.  The newly issued statement will have a material impact on results of operations and financial position.  See the “Stock-Based Compensation” discussion above, which includes the pro forma impact of recognizing stock-based compensation under SFAS No. 123, on the Company’s net loss and loss per common share for the years ended September 30, 2005 and 2005 and the nine-month period ended September 30, 2003.  Options granted to employees under the 2001 Stock Incentive Plan (the only form of award granted) now vest over a three- to four-year term from the date of grant. Vesting of outstanding options was accelerated in accordance with the terms of each option agreement on March 15, 2005, when the Company’s registration under Section 12(g) of the Securities Exchange Act of 1934 became effective.  As a result, the pro forma stock-based compensation expense for the year ended September 30, 2005 includes an additional $1.0 million taken in the quarter ended March 31, 2005, to record the effect of the acceleration provisions.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29 (“SFAS No. 153”).  The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance”.  The provisions in SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, which is effective with the Company’s first quarter of fiscal 2006.  Adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — A replacement of APB Opinion No 20 and FASB Statement No. 30 (“SFAS No. 154”).  SFAS No. 154 changes the requirement for the accounting for and reporting of a change in accounting principle.  This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  The provisions in SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005, which is effective with the Company’s first quarter of our fiscal year ending September 30, 2007.  The Company will adopt the disclosure requirements upon the effective date of the pronouncement.  Since this pronouncement relates to disclosure only requirements, the adoption will have no impact on our consolidated financial statements.

3.                                     Financial Statement Components

Rollforward of the Allowance for Doubtful Accounts

The rollforward of the allowance for doubtful accounts consisted of the following for the year ended September 30, 2005 and 2004, and the nine-month period ended September 30, 2003 (in thousands):

	2005	2004	2003

Balance at beginning of period	$1,497	$1,894	$1,660
Provision	580	497	770
Write-offs	(991)	(872)	(584)
Recoveries and currency exchange	(58)	(22)	48
Balance at end of period	$1,028	$1,497	$1,894

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment, net was comprised of the following at September 30, 2005 and 2004 (in thousands):

	2005	2004

Computer software and equipment	$7,740	$7,418
Office furniture and equipment	2,077	2,265
Leasehold improvements	1,840	1,752
Assets held under capital lease	2,809	3,001
	14,466	14,436
Less: Accumulated depreciation and amortization	(12,480)	(12,054)
	$1,986	$2,382

Assets held under capital lease include computer equipment and office equipment.  Accumulated amortization of assets held under capital leases was $2.7 million and $2.7 million at September 30, 2005 and 2004, respectively.

Intangible Assets

Intangible assets, net were comprised of the following at September 30, 2005 and 2004 (in thousands):

	2005			2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Acquired technology	$20,436	$(17,168)	$3,268	$20,484	$(13,304)	$7,180
Capitalized software development	1,094	(610)	484	877	(305)	572
Other	252	(221)	31	508	(343)	165
Intangible assets	$21,782	$(17,999)	$3,783	$21,869	$(13,952)	$7,917

Total amortization of intangibles was $4.3 million, $4.9 million and $3.4 million for the year ended September 30, 2005 and 2004, and the nine-month period ended September 30, 2003, respectively.  Amortization of acquired technology and capitalized software development used for resale is recorded as cost of software licenses.  Certain fully amortized intangibles were removed from service during 2005.  Based on the intangibles at September 30, 2005, estimated amortization expense for each of the next three years is as follows (in thousands):

Year Ending September 30,
2006	$2,821
2007	910
2008	52
$3,783

Goodwill

Changes in the carrying amount of goodwill for the year ended September 30, 2005 and 2004, and the nine-month period ended September 30, 2003, were as follows (in thousands):

	2005	2004	2003

Balance at beginning of period	$22,947	$22,947	$22,918
Goodwill acquired and foreign currency exchange			29
Balance at end of period	$22,947	$22,947	$22,947

Goodwill related to the manufacturing segment was $21.8 million and goodwill for the hospitality segment was $1.2 million for at September 30, 2005, 2004 and 2003.

Accrued Expenses

Accrued expenses were comprised of the following at September 30, 2005 and 2004 (in thousands):

	2005	2004

Accrued compensation and benefits	$2,556	$3,261
Liability related to discontinued operations	662	1,059
Other	2,489	2,455
	$5,707	$6,775

4.                                     Restructuring Related Charges

The following table presents a summary of the Company’s restructuring activities during the year ended September 30, 2005 and 2004, and the nine-month period ended September 30, 2003 (in thousands):

	Employee
	Severance and
	Termination	Lease	Other
	Costs	Commitments	Costs	Total

Balance at December 31, 2002	$1,096	$1,291		$2,387
Restructuring charges	1,968		$286	2,254
Cash payments and other (1)	(689)	(323)		(1,012)
Non-cash charges used			(286)	(286)
Balance at September 30, 2003	2,375	968		3,343
Restructuring charges	302	1,451	188	1,941
Adjustments and reversals		(991)		(991)
Cash payments and other (1)	(2,211)	(680)	(166)	(3,057)
Non-cash charges used			(22)	(22)
Balance at September 30, 2004	466	748		1,214
Adjustments and reversals	(81)	(180)		(261)
Cash payments and other (1)	(182)	(568)		(750)
Balance at September 30, 2005	$203	$	$	$203

(1)                                  The impact of foreign currency translation, which is not significant for any period presented, is included with cash payments.

The discussion of the Company’s restructuring activities included below is organized by the period of initiation of the different restructuring plans together with related subsequent activity.

During the year ended September 30, 2004, the Company ceased using two international facilities and recorded restructuring charges of $981,000 for lease costs that will continue to be incurred.  Subsequently, we reversed other lease related restructuring accruals as facilities were put back in service.  These charges are an extension of the September 2003 restructuring program (see below) and reflect the Company’s desire to consolidate certain of its Hospitality and Manufacturing operations.  These costs are expected to be paid in conjunction with the related lease terms, which expire by April 2007.

On September 30, 2003, the Company announced a restructuring and reorganization plan that primarily affected the Hospitality segment.  The plan’s near term focus was to support current customers’ needs and return the business to profitability.  All product strategies and investment decisions were re-assessed.  As a result, certain development projects were deferred or cancelled while other projects were afforded focused efforts to complete.  The plan included the closure or consolidation of several offices in various U.S. and international locations and the elimination of approximately 120 positions.  In September 2003, the Company recorded a charge of $2.0 million related to this program, which consisted of $1.8 million of employee severance and termination costs for approximately 90 employees and $286,000 related to leasehold write-offs and estimated losses on the disposal of other fixed assets.  Additional restructuring charges of $490,000 related to this program were taken during the year ended September 30, 2004, for additional employee severance related to the remaining 30 identified positions and contract terminations.  At September 30, 2004, the remaining employee severance accrual for this program was $286,000, all of which was paid in the Company’s fiscal year 2005.

During the nine-month period ended September 30, 2003, the Company recorded restructuring charges of $218,000 related to various employee severance and termination costs, in addition to the charges taken for the September 2003 program.  All of these amounts were paid out in cash prior to September 30, 2003.

In November 2002, the Company restructured its Hospitality division.  Under the restructuring plan, the Company reduced its workforce by 23 positions.  The restructuring charge included $533,000 of employee termination costs and $15,000 of other related costs.  Portions of these amounts were paid out in cash during the year ended December 31, 2002 and the nine-month period ended September 30, 2003, with the remaining amounts all paid prior to September 30, 2004.

In December 2001, the Company instituted a restructuring plan to align its cost structure with its business plan.  Under the restructuring plan, the Company reduced its workforce by approximately 20%, or 153 positions throughout the organization.  In addition to the employee termination costs, charges were taken related to excess leased space at two of the Company’s facilities.  In conjunction with the restructuring related charges, the Company estimated future sublease income to offset the liability.  During the year ended September 30, 2004, the nine-month period ended September 30, 2003 and the year ended December 31, 2002, the Company made payments on these lease obligations as reflected in the table above.  During the year ended September 30, 2004, due to the Company’s inability to negotiate acceptable sublease terms at one of the facilities, additional restructuring charges of $470,000 were taken.  In September 2004, Company management made the strategic decisions to utilize both of the leased spaces previously considered excess, and the remaining restructuring accrual of $991,000 was eliminated and a restructuring benefit was recorded.  The most significant portion of this reversal relates to previously unused space at the Company’s headquarters in the U.S.  Following the initiation of certain key business partnerships and the related staff increase, the Company chose to utilize the unused space for development, training and general office space.

In conjunction with the acquisition of Fourth Shift Corporation in April 2001, the Company assumed accrued restructuring liabilities related to employee termination costs and facility consolidation.  At September 30, 2005, $170,000 of this restructuring liability was remaining, and is required for special retirement-related benefits that the Company is obligated to pay for three former employees.

5.                                      Discontinued Operations

In December 2003, the Company received a cash distribution of $2.9 million from the liquidating trust of the Former Parent, which was recorded as income from discontinued operations.  In addition, the Company recorded a $456,000 charge for additional obligations of the discontinued operations.  These amounts were recorded net of $1.1 million of income tax expense.

In June 2005, the Company received another distribution in the amount of $12.6 million from the Liquidating Trust.  At September 30, 2005, the Company revised estimated accruals for the remaining obligations of the Former Parent and reduced a lease obligation for changes in foreign currency rates resulting in an additional gain from discontinued operations of $502,000.  The trust proceeds and accrual adjustments are shown net of $2.8 million income taxes as income from discontinued operations.  Accrued expenses on the Company’s balance sheet at September 30, 2005 includes $662,000 remaining liability for the lease commitments associated with the Former Parent’s bankruptcy and resolution efforts.

6.                                     Acquisition

In May 2003, the Company acquired all the outstanding shares of WinnLodge AG, Ch-Zug (“WinnLodge”) for $ 2.2 million.  The purchase price included $1.0 million of cash (including $250,000 for the payoff of an existing WinnLodge debt obligation), $212,000 of acquisition costs, and $1.0 million due in various installments through June 2006.  Prior to its acquisition, WinnLodge was a development-stage operation; therefore, it is not considered a “business” for purposes of purchase accounting.  Instead, this transaction was deemed to be a technology acquisition.

The purchase price was allocated as follows (in thousands):

Acquired technology	$1,894
Other intangible assets (noncompetition agreement)	250
Net operating assets and liabilities	18
Total purchase price	$2,162

The acquired technology consists entirely of the WinnLodge software program, which will be amortized over three years.  The software was subsequently impaired as part of the September 2003 restructuring and reorganization.

7.                                     Capitalized Software Development Costs

The Company contracts with third-party software developers to license and develop specific software.  The Company capitalized $217,000, $120,000 and $1.0 million of costs associated with these contracts during the years ended September 30, 2005 and 2004, and the nine-month period ended September 30, 2003, respectively.  Of the $1.0 million capitalized during the nine-month period ended September 30, 2003, $102,000 was related to software developed for internal use.  The Company wrote off the remaining costs of approximately $1.3 million associated with the software capitalized under these contracts in 2003 as part of the September 2003 restructuring and reorganization.

The Company capitalized $643,000 of internal costs for software development during the nine-month period ended September 30, 2003.  Of this $323,000 was related to software developed for internal use.  See Note 3 for further detail on capitalized software balances.

8.                                     Other Intangible Asset Acquisitions

In December 2002, the Company renegotiated its contract with a database supplier to the Fourth Shift manufacturing product and paid $4.2 million for a fully paid up perpetual license.  These costs were capitalized as acquired technology, an intangible asset.  The licensing fee will be amortized on the faster of the straight-line basis over a seven-year period or on a units sold basis.  Previously, the Company was paying royalties for the database product.  Total amortization expense for this asset during the years ended September 30, 2005 and 2004 and the nine-month period ended September 30, 2003, was $824,000, $957,000 and $810,000, respectively, which is included in the cost of revenues - software licenses.

In November 2002, the Company entered into an agreement whereby it received rights to modify and distribute a golf software package.  The Company capitalized $389,000 in 2002 and an additional $50,000 in 2003 of the costs under the agreement.  Payments were capitalized as acquired technology, an intangible asset that is amortized over three years to cost of revenues - software licenses.  During the nine-month period ended September 30, 2003, the Company amortized the asset by $73,000 and then wrote off the remaining $366,000 as part of the September 2003 restructuring and reorganization.

9.                                     Long-Term Obligations

Capital Resource Partners

On November 26, 2002, the Company entered into a Senior Subordinated Secured Note and Warrant Purchase Agreement (“Note and Warrant Purchase Agreement”) with CRP pursuant to which it sold to CRP for $20.0 million, its 12.5% Senior Subordinated Secured Note (“Note”) due from 2007 to 2009, and issued to CRP a warrant (the “Initial Warrant”) to purchase 6,957,000 shares of its common stock at an exercise price of $0.57 per share.  The Note was collateralized by all assets of the Company and had a nominal interest rate of 12.5% payable quarterly.  The Note and Warrant Purchase Agreement provided CRP with board representation rights, information and other rights, and prohibited the Company, without the consent of CRP, from incurring additional indebtedness, making acquisitions or making investments over certain thresholds, prohibited investments in subsidiaries whose assets were not pledged as collateral under the Note, and prohibited dividends and distributions.  The agreement also included financial covenants that required the Company to generate minimum EBITDA and maintain a fixed charge coverage ratio, both of which increased over time, and limited operating lease and capital expenditures.  The Company incurred offering costs associated with this initial financing of $2.0 million, consisting of a 5% success fee to an agent, a warrant for 250,000 shares of common stock with an exercise price of $3 per share, valued at $80,000, also issued to the agent, legal costs for the Company and lender, and other reimbursed expenses associated with this financing.

During the nine-month period ended September 30, 2003, the Company violated its minimum EBITDA and fixed charge coverage ratio covenants associated with the Note and Warrant Purchase Agreement.  Effective September 30, 2003 the Company and CRP amended the Note and Warrant Purchase Agreement to waive past covenant violations and restate future covenants to better reflect the Company’s expectations of future operations.  As part of the amendment, the Company agreed to increase the nominal interest rate of the Note to 14%, increase the default interest rate from 17.5% to 19%, decrease the exercise price of CRP’s Initial Warrant to $0.40 per share and establish two years of minimal interest.  In addition, the schedule of principal payments was changed.  The Company incurred $52,000 of costs associated with this Amendment.

Because the purchase agreement provided CRP with a right to put the shares of common stock it would have acquired on exercise of the Initial Warrant to the Company at fair market value at any time after a change of control of the Company, or after November 26, 2009, and because a change in control was not considered probable at any time prior to November 26, 2009, the Company accounted for the repurchase obligation represented by the put right as a long-term liability and accounted for the Initial Warrant at fair value as a derivative instrument.  Using the Black Scholes valuation model, including volatility of 80%, an interest rate of 4.05% and a fair value of $0.64 per common share as determined by a contemporaneous third-party valuation, an independent appraiser calculated $3.7 million as the fair value for the Initial Warrant in November 2002.  The Company allocated the $16.3 million balance of the purchase price to the repurchase obligation, reflected as debt, net of a debt discount.  Through August 14, 2004, the debt discount was amortized using the interest method over the life of the debt.  At September 30, 2003, the Company had amortized $459,000 of the debt discount, resulting in a carrying value of $16.7 million.  During the year ended September 30, 2004, the Company amortized $786,000 of the debt discount and, as part of the amendment that reduced its exercise price, adjusted the debt discount by $149,000 for the increase in the value of the put warrant, resulting in a carrying value of $17.4 million at September 30, 2004.  The repurchase obligation was maintained at its fair value with increases or decreases resulting from variability in the market price for the Company’s common stock reflected as non-operating expense or income in the statement of operations. Subsequent to issuance, the fair value of the put warrant continued to be estimated using the Black-Scholes model and similar assumptions as those noted above.  The fair value of the Company’s common stock continued to be determined by contemporaneous third-party valuation at each annual reporting date.  At December 31, 2002, the warrant value had depreciated to $3.5 million, and at September 30, 2003, the warrant value had appreciated to $4.0 million, resulting in the recognition of $457,000 of non-operating expense during the nine-month period ended September 30, 2003.  The warrant value was increased $149,000 due to the reduction of the exercise price in November 2003.  Beginning in March 2004 and continuing through the put warrant’s exchange and cancellation, the fair value of the Company’s common stock was determined based on the activity in the over-the-counter market on which it was trading.

By August 18, 2004, the warrant had appreciated to $7.2 million, resulting in the recognition of $3.0 million of non-operating expense.  Because of the non-operating based variability in the Company’s financial results generated by the put feature, on August 18, 2004 the Company and CRP agreed to further amend the Initial Warrant and the Note and Warrant Purchase Agreement to eliminated the put and replace the Initial Warrant with a new warrant plus preferred stock representing the accumulated value in the Initial Warrant.  The Initial Warrant was cancelled in exchange for 4,332,000 shares of Series B Convertible Preferred Stock (Note 14) and a new warrant to purchase 4,017,000 shares of the Company’s common stock that did not carry a repurchase obligation.  In connection with the exchange, a final non-operating charge of $1.8 million was recorded, which reflected the difference between the net carrying value of the Initial Warrant, including the remaining unamortized offering costs, and the estimated fair value of the Series B Convertible Preferred Stock and the new warrant issued.  The new warrant is exercisable at $1.06 per share, expires on November 26, 2012, and has weighted average anti-dilution price protection.  The value of this new warrant was $3.8 million, determined using the Black Scholes model with a volatility of 80%, an interest rate of 3.85% and the contractual term of the warrant.  The amendment also provides for the elimination of CRP’s right to put to the Company the shares of common stock it would have acquired on the exercise of the original warrant.

The Company and CRP further amended the Note and Warrant Purchase Agreement on September 30, 2004 to revise the financial covenants that require the Company to generate minimum EBITDA and maintain a fixed charge coverage ratio to accommodate the Company’s business plan.  The Company paid off $50,000 of costs in connection with this amendment.

On August 4, 2005, SoftBrands and CRP entered into an additional amendment to the Note and Warrant Purchase Agreement, under which the Company prepaid $8.0 million principal amount, plus accrued interest, on the Note, plus a redemption premium of $190,000.  The remaining principal balance of the Note was therefore $12.0 million.  This amendment also (1) adjusted the remaining principal payments; (2) added as events that required the Company to prepay the principal amounts outstanding under the Note, any debt financing that generated more than $7.0 million, and virtually any equity financing; (3) required the Company to pay a redemption premium of $390,000 if it repaid the Note prior to September 30, 2006; (4) reduced the EBITDA requirement; and (5) reduced the fixed charge coverage ratio.

On August 17, 2005, in conjunction with sale of Series C Preferred Stock and Warrants described in Note 14, the Company retired the balance of the $20.0 million of debt owed to CRP.  As a result, the Company recorded as interest expense a charge of $2.7 million from the accelerated amortization of previously capitalized financing costs and original issue debt discount related to the CRP debt, as well as consent fees, prepayment fees and financing fees of approximately $800,000.

In addition to the rights afforded CRP by the Note and Warrant Purchase Agreement described above, that agreement provided, and continues to provide, to CRP a right of first refusal to acquire its pro-rata portion, based on the fully-diluted shares outstanding, of any securities that the Company issues in a private transaction, subject to certain exceptions which include up to 8,400,000 shares issued under options granted under the Company’s Stock Incentive Plan.  Because the Company has issued options in excess of such amount, the Company has periodically been required to grant CRP its pro-rata portion of the options in excess of this amount.  In accordance with this provision, in February 2004, the Company issued 207,000 common stock options to CRP, with an exercise price of $1.50 per share.

Obligation from Fourth Shift Acquisition

The Company had a $573,000 remaining obligation to a former Fourth Shift shareholder at September 30, 2003.  This amount was paid off during the year ended September 30, 2004.  The obligation was noninterest bearing and the Company recorded the obligation at its present value by imputing interest at 9%.

Obligation from South African Acquisition

Relating to the October 2002 acquisition of the South African distributor, the Company had a remaining obligation of $145,000 at September 30, 2004.  This amount was paid off during the year ended September 30, 2005.

Obligation from WinnLodge Acquisition

Relating to the May 2003 acquisition of WinnLodge, the Company had a remaining obligation of $169,000 and $492,000 September 30, 2005 and 2004, respectively.  The obligation is noninterest bearing and the Company recorded the obligation at its present value by imputing interest at 5.75%.

Capital Leases

The Company has a capital lease for communication equipment.  The existing capital lease agreement expires in fiscal year 2006 and carries an interest rate of 8.12%.  The underlying leased asset collateralizes the lease.

Scheduled Maturities of Long-Term Debt and capital leases

At September 30, 2005, all remaining debt and capital lease obligations of $260,000 were due within twelve months

Other Long-Term Liabilities

Other long-term liabilities include long-term deferred revenue, accrued rent and lease-related obligations, and totaled $219,000 and $594,000 at September 30, 2005 and 2004, respectively.

10.                              Income Taxes

The Company’s income tax provision and related income tax disclosures reflect the tax attributes of the Company that were transferred at the separation from the Former Parent in August 2002 or created subsequent to the separation.  The first three tables in this footnote relate to continuing operations and exclude any tax provision for discontinued operations.  The Company’s income (loss) from continuing operations before provision for income taxes for the years ended September 30, 2005 and 2004, and the nine-month period ended September 30, 2003, consisted of the following (in thousands):

	2005	2004	2003

United States	$(7,180)	$(9,873)	$(13,018)
International operations	2,030	1,296	(433)
	$(5,150)	$(8,577)	$(13,451)

The provision for (benefit from) income taxes from continuing operations for the years ended September 30, 2005 and 2004, and the nine-month period ended September 30, 2003, consisted of the following (in thousands):

	2005	2004	2003

State and U.S. alternative minimum tax	$186	$50	$50
International	396	180	500
U.S. federal and state income tax benefit recognized due to tax provision in discontinued operations	(2,733)	(984)
	$(2,151)	$(754)	$550

There has been no provision for U.S. taxes on the undistributed earnings of non-U.S. subsidiaries because the Company intends to reinvest these earnings indefinitely in operations outside of the U.S.  Determination of the liability that may be created at such time as these earnings are repatriated is not practicable.

A reconciliation of income tax benefit from continuing operations computed at the federal statutory rate (34%) to the provision for (benefit from) income taxes for the years ended September 30, 2005 and 2004, and the nine-month period ended September 30, 2003, consisted of the following (in thousands):

	2005	2004	2003

Tax benefit at U.S. statutory rate	$(1,751)	$(2,916)	$(4,573)
State income taxes, net of federal benefit	33	33	33
International tax rate difference	(284)
Change in value of mandatorily redeemable common stock warrant and loss on exchange		1,678	155
Change in valuation allowance	2,723	1,034	3,600
Permanent differences and other	(139)	401	1,335
Noncash income tax benefit recognized due to tax provision in discontinued operations	(2,733)	(984)
	$(2,151)	$(754)	$550

At September 30, 2005, the Company had available U.S. federal net operating loss (“NOL”) carryforwards of $35.3 million and federal tax credit carryforwards of $1.6 million.  These NOL and tax credit carryforwards will expire from 2006 to 2024.  The following table outlines the timing of the expiration of the Company’s U.S. NOL and tax credit carryforwards (in thousands):

	NOL	Tax Credit
Year Ending September 30,	Carryforwards	Carryforwards

2007		$191
2008		218
2009		300
2010		95
2011	$497	122
2012	4,063	405
Thereafter	30,756	299
	$35,316	$1,630

In addition to the amounts stated above, the Company had state tax credits and other carryforwards of $1.2 million, primarily all of which will expire from 2006 to 2024.

In conjunction with an acquisition by the Former Parent in April 2001, approximately $22.0 million of the Company’s NOL carryforwards and all of the tax credit carryforwards became subject to Section 382 and 383 limitations limiting the annual utilization of both carryforwards to approximately $2.0 million per year.  These annual limitations accumulate if unused and provided there are not additional Section 382 and 383 limitations.  These limitations may be increased to the extent the Company realizes any built-in gains which may have existed at the time of the acquisition.  At September 30, 2005, approximately $15.0 million of the $22.0 million of acquired NOL carryforwards remain.  Changes in ownership since April 2001 could cause additional limitations.

In addition to the U.S. tax attributes discussed above, at September 30, 2005, the Company had NOL carryforwards outside the U.S. totaling $11.7 million which result in a deferred tax asset of $3.6 million.  A significant portion of these international NOL carryforwards do not expire.

The Company records deferred taxes for the difference between the financial reporting and income tax bases of certain assets and liabilities, computed in accordance with tax laws currently in effect.  The components of the Company’s worldwide deferred taxes at September 30, 2005 and 2004 were as follows (in thousands):

	2005	2004

NOL and tax credit carryforwards	$20,563	$20,522
Accruals and allowances not currently deductible for tax purposes	1,502	1,308
Depreciation and amortization	(1,802)	(1,452)
Other		(32)
Less: Valuation allowance	(20,336)	(20,346)
Net deferred tax liability	$(73)	$

The Company has provided a full valuation allowance for the net deferred tax assets resulting from NOL carryforwards and other differences between the reported book and tax bases of certain assets and liabilities, as the realizability of the net deferred tax assets is not more likely than not.  The original valuation allowance relating to deferred tax assets acquired by the Former Parent has not been reduced below the original amount of $12.0 million.  At September 30, 2005 the deferred tax assets are net of a deferred tax liability of $73,000 related to timing differences on tax deductible goodwill.  In the future, any recognition by the Company of these acquired tax benefits, including the reversal of the related valuation allowance, will impact goodwill instead of the provision for income taxes.  Consequently, income tax expense will be recorded as these deferred tax assets are realized.

11.                              Commitments and Contingencies

Operating Leases

The Company has operating leases for its corporate headquarters, additional office space and certain office equipment.  The aggregate future minimum rental payments under these leases, net of amounts expected to be received related to the sublease of certain office space, are as follows (in thousands):

Year Ending September 30,
2006	$3,330
2007	2,498
2008	2,045
2009	559
Thereafter	5
$8,437

Rent expense, net of sublease income, including amounts paid under short-term arrangements, was approximately $3.5 million, $3.6 million and $2.9 million for the years ended September 30, 2005 and 2004, and the nine-month period ended September 30, 2003, respectively.

Litigation

The Company is subject to litigation in the normal course of business.  In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s consolidated results of operations or financial position.

Employment Agreements

The Company has entered into various employment agreements with certain executives, which provide for severance payments subject to certain conditions and events.

Other Contingencies and Guarantees

The Company is also subject to other risks and contingencies inherent within its operations in 16 countries.

As permitted under Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity.  The term of the indemnification period is for the officer’s or director’s lifetime.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits the Company’s exposure and enables it to recover a portion of any future amounts paid.  As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.  All of these indemnification agreements were grandfathered under the provisions of FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guaranty of Others, as they were in effect prior to December 31, 2002.  Accordingly, the Company has no liabilities recorded for these agreements at September 30, 2005 and 2004.

The Company may enter into standard indemnification agreements in the ordinary course of business.  Pursuant to such agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products.  The term of these indemnification agreements is generally perpetual any time after execution of the agreement.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited.  The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.  As a result, the Company believes the estimated fair value of these agreements is minimal.  Accordingly, the Company has no liabilities recorded for these agreements at September 30, 2005 and 2004.

The Company warrants that its software products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery of the license products to the customer.  Additionally, the Company warrants that its maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services.  If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history; however, the Company has never incurred significant expense under its product or service warranties.  As a result, the Company believes the estimated fair value of these agreements is minimal.  Accordingly, the Company has no liabilities recorded for these agreements at September 30, 2005 and 2004.

12.                              Options and Compensation Plans

SoftBrands, Inc. Sponsored Plan

On December 13, 2001, the Company’s Board of Directors and shareholders approved the SoftBrands, Inc. 2001 Stock Incentive Plan, which has a total of 12,400,000 shares of the Company’s common stock reserved for issuance under options, including incentive stock options (“ISOs”) and other stock options, restricted stock awards, stock appreciation rights, dividend rights and other stock-based awards thereunder.  The plan provides that employees, directors and consultants are eligible to receive awards thereunder, that the Compensation Committee of the Board of Directors is authorized to establish the terms of such awards, as long as, in the case of ISOs, the term does not exceed ten years from the date of grant, and that the exercise price of the options not be less than fair value on the date of grant.  During the years ended September 30, 2005 and 2004 and the nine-month period ended September 30, 2003, primarily all options granted to employees under the plan (the only form of award granted) were initially exercisable in lump sum seven years from the date of grant, subject to certain acceleration provisions, including the effectiveness of a Form 10 filing with the SEC.  Upon acceleration, the options reverted to a three- to four-year vesting term from the date of grant.  Through September 30, 2005, 6,076,696 of the options granted had become exercisable.

The following summarizes employee stock option activity from the SoftBrands, Inc. 2001 Stock Incentive Plan (options in thousands):

			Weighted
		Exercise	Average
	Number	Price	Exercise
	of Options	Per Share	Price

Outstanding at September 30, 2003	7,185	$1.50-$3.00	$2.49
Granted	3,257	$1.50	$1.50
Cancelled	(770)	$1.50-$1.75	$1.57
Outstanding at September 30, 2004	9,672	$1.50-$3.00	$2.07
Granted	992	$1.50-$2.10	$1.69
Cancelled	(406)	$1.50-$2.10	$1.51
Outstanding at September 30, 2005	10,258	$1.50-$3.00	$2.20

The following table summarizes the options outstanding for the Company’s 2001 Stock Incentive Plan at September 30, 2005 (in thousands):

		Weighted Average
		Remaining
		Contractual
	Number	Life of Options
Exercise Price	Outstanding	Outstanding

$1.50	4,789	8.1 years
$1.75 - $1.80	767	8.7 years
$1.90 - $1.92	82	9.7 years
$3.00	4,620	6.5 years
Total	10,258

SFAS No. 123 Disclosures

The weighted-average fair value of options granted and assumptions used in the Black-Scholes stock option pricing model were as follows:

	2005	2004	2003

Fair value of options granted	$1.22	$1.22	$0.86
Expected life (years)	9.9	10	10
Risk-free rate of return	4.0%-4.42%	4.3%-5.0%	3.7%-5.0%
Volatility	80%	80%	80%
Dividend yield	0%	0%	0%

In the fourth quarter of 2005, the Company changed the expected life of options granted from 10 years to 5 years based on a study of comparable company’s and to reflect anticipated increased marketability and trading volume of the Company’s common stock.   The previous estimated life of 10 years was used because, prior to March 15, 2005, when the Company’s registration under Section 12(g) of the Securities Exchange Act of 1934 became effective, options had a seven year cliff vesting period.  Under initial terms of the options, vesting was accelerated on March 15, 2005 and now vest over three-to-four year terms.  During fiscal 2005, the Company applied for listing privileges of their common stock on the American Stock Exchange. Although the Company cannot be certain those privileges will be available, this anticipated listing was also taken into consideration when determining the expected life of options.

Nonemployee Options

The Company has previously issued a total of 40,000 common stock options to third-party consultants, with an exercise price of $1.50 per share.  In addition, the Company has issued 207,000 common stock options to CRP (Note 9), with an exercise price of $1.50 per share.  All of these nonemployee options remained outstanding at September 30, 2005.

Other Employee Compensation Plans

Manufacturing and Hospitality each had a defined contribution 401(k) plan in place for their domestic employees.  The Hospitality plan was merged with the Manufacturing plan in 2004 and all domestic employees are now covered under one plan.  Also, certain executives in the UK are covered under separate defined contribution plans.

The Company’s 401(k) plans cover substantially all domestic employees over 21 years of age that have met a nominal continuous service requirement.  The Company may make discretionary matching contributions to the plans based upon employee contributions.  The Company made matching contributions to the plans of $282,000, $356,000 and $293,000 for the years ended September 30, 2005 and 2004, and the nine-month period ended September 30, 2003, respectively.

13.                              Segment Reporting

The Company discloses segments in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which established standards for disclosure of financial information related to operating segments of the Company as well as disclosure requirements for customer and geographic information.  SFAS No. 131 defines an operating segment as a component of a company for which operating results are reviewed regularly by the chief operating decision-maker to determine resource allocation and assess performance.  The Company has two reportable segments under the guidelines of SFAS No. 131:  Manufacturing and Hospitality.  Manufacturing and Hospitality derive their revenues from licensing proprietary software systems, providing customer support, training, consulting and installation services related to software, and through the resale of complementary third-party software licenses and hardware.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 2).  Total assets are not allocated to Manufacturing and Hospitality for internal reporting purposes.  Financial information by segment is summarized in the following table (in thousands):

	Manufacturing	Hospitality	Corporate	Consolidated

Year Ended September 30, 2005
Revenue	$50,597	$20,184		$70,781
Depreciation and amortization	4,160	1,228	$225	5,613
Operating income (loss)	14,380	2,268	(15,338)	1,310
Capital expenditures	261	17	671	949

	Manufacturing	Hospitality	Corporate	Consolidated

Year Ended September 30, 2004
Revenue	$49,137	$20,038		$69,175
Depreciation and amortization	4,596	2,073	$156	6,825
Operating income (loss)	11,085	1,415	(12,176)	324
Capital expenditures	719	151	41	911

	Manufacturing	Hospitality	Corporate	Consolidated

Nine-Month Period Ended September 30, 2003
Revenue	$35,051	$18,824		$53,875
Depreciation and amortization	3,750	1,418	$47	5,215
Operating income (loss)	4,551	(11,252)	(4,126)	(10,827)
Capital expenditures	357	767	28	1,152

The U.S. and UK were the only two countries from which the Company generated revenues exceeding 10% of consolidated revenues for the years ended September 30, 2005 and 2004, and the nine-month period ended September 30, 2003, respectively.  The following is a breakdown of the Company’s revenue for these periods and long-lived assets at September 30, 2005 and 2004 by geographic location (in thousands):

Revenue	2005	2004	2003

United States	$37,402	$37,834	$27,386
United Kingdom	20,713	17,418	14,387
Other international operations	12,666	13,923	12,102
	$70,781	$69,175	$53,875

Long-Lived Assets	2005	2004

United States	$27,428	$31,154
International operations	1,288	2,092
	$28,716	$33,246

14.                              Preferred Stock, Warrants and Rights Plan

Series A Preferred Stock

In November 2002, the Company’s Board of Directors designated 300,000 shares of Series A Preferred Stock to accommodate the Rights Plan, which is described below.  Because the rights under the Rights Plan are not exercisable, no shares of Series A Preferred Stock have been issued or are outstanding.  The terms of the series A preferred stock are as follows:

Dividends

The Series A Preferred Stock is entitled to a minimum preferential quarterly dividend payment of $0.25 per share but will be entitled to an aggregate dividend of 100 times the dividend declared on common stock.

Liquidation

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the Series A Preferred Stock has a preference in liquidation equal to the greater of (i) a preferential liquidation payment of $100 per share plus all accrued and unpaid dividends, or (ii) an aggregate payment of 100 times the payment made per common share.

In the event of any merger, consolidation or other transaction in which common stock is exchanged, the Series A Preferred Stockholders are entitled to receive 100 times the amount received per share of common stock.

Voting

Holders of Series A Preferred Stock shall have 100 votes per share, voting together with the holders of the Company’s common stock, on all matters presented to stockholders.

Series B Convertible Preferred Stock

In July 2004, the Company’s Board of Directors designated 4,332,000 shares of Series B Convertible Preferred Stock, all of which were issued in August 2004, in a transaction with CRP that involved the exchange of this preferred stock and a warrant to purchase 4,017,000 shares of common stock for the put warrant issued to CRP in November 2002.  The terms of the Series B Convertible Preferred Stock are as follows:

Dividends

The Series B Convertible Preferred Stock earns dividends equal to its pro rata share of any dividends declared and payable on the Company’s common stock on an as-converted basis.

Liquidation

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the Series B Convertible Preferred Stock has a liquidation preference of $1.06 per share plus any declared but unpaid dividends, or, if greater, the amount that would have been payable had each share been converted to common stock.

Conversion

The Series B Convertible Preferred Stock is convertible, at the option of the holder, into a specified number of shares of common stock, based on a conversion ratio which is initially 1-for-1.  Certain terms exist to protect these conversion rights in the event of further issuances of common stock or a merger or reorganization of the Company.

Mandatory Conversion

All outstanding shares of Series B Convertible Preferred Stock will automatically convert into shares of common stock if at any time the Company receives a firm commitment underwritten public offering of shares of common stock in which (i) the net proceeds from such offering are at least $25 million, (ii) the market value of the common stock is not less than $100 million and (iii) the price paid by the public for such shares is not less than $2.00, as adjusted.  Alternatively, the Series B Convertible Preferred Stock will convert into common stock if at any time (i) the common stock is registered under Section 12(b) or 12(g) of the Securities Exchange Act of 1934 and such securities are listed on the NYSE or quoted on the NASDAQ, (ii) the market value of the common stock is not less than $100 million and (iii) the average trading volume during the previous six weeks exceeds 4% of the number of shares of common stock then outstanding.

Voting

Series B Convertible Preferred Stockholders shall have the right to vote with the holders of the Company’s common stock on all matters on an as-converted basis.  The preferred stockholders also have special voting rights to approve, by a majority, (i) a liquidation, merger or consolidation of the Company, (ii) the sale of all, or substantially all, of the Company’s assets, (iii) any amendment to the Company’s articles of incorporation or bylaws that adversely affects the rights of the holders of Series B Convertible Preferred Stock, and (iv) the creation of any senior class of stock.

Series C Convertible Preferred Stock

On August 9, 2005, the Company’s Board of Directors authorized a series of 20,027 shares of Series C Convertible Preferred stock.  18,000 shares of Series C Convertible Preferred Stock were issued to Investors at a nominal face value of $1,000 per share and an open conversion feature into shares of the Company’s common stock at a conversion price of $2.01 per share (at an initial conversion ratio of 497.5 shares of common stock for each share of Series C Convertible Preferred Stock). Additionally, the investors of the Series C Convertible Preferred Stock were granted new warrants to purchase up to 1.2 million shares of the Company’s common stock at an exercise price equal to $2.11 per share.  Proceeds, net of issuance costs, totaled $16.5 million for the Series C Convertible Preferred Stock and the Warrants.  The proceeds were allocated $15.1 million to the preferred stock and $1.4 million to the warrants based on a relative fair value allocation between the two instruments.  For purposes of the allocation, the stated value of $18.0 million was used for the preferred stock and a Black-Scholes value was used on the common warrants.

The terms of the Series C Convertible Preferred Stock are as follows:

Dividends

The Series C Convertible Preferred Stock carries a mandatory dividend, whether or not earned, of 6% of its face value per annum (paid in two semi-annual installments, commencing December 31, 2005).

Liquidation

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, Series C Convertible Preferred Stock has a liquidation preference over the common stock, but on a par with the Series B Convertible Preferred Stock, of $1,000 per share plus any declared but unpaid dividends.

Conversion

The Series C Convertible Preferred Stock is convertible, at the option of the holder, into shares of common stock, based on the ratio of its face value ($1,000) to the conversion price, which is initially $2.01 per share.  The conversion price is subject to adjustment on a weighted average basis for new issuances by the Company below the conversion price or below 80% of market price.

Redemption/Automatic Conversion

The Series C Convertible Preferred Stock is redeemable by the Company at face value plus accrued dividends, or may be automatically converted into common stock, commencing August 17, 2007, subject to satisfaction of a number of conditions, including a condition that the market price of the common is at least twice the conversion price for at least 30 consecutive trading days prior to redemption or conversion, the trading volume during that measurement period is at least 95% of the volume during the preceding 90 days, and that the preferred stock that is redeemed is convertible into common stock representing no more than 75% of the trading volume during the measurement period.  Further, in the event of a change of control approved by the Board of Directors, a holder of Series C Convertible Preferred Stock may elect to cause the Company to redeem that holders shares of Series C Convertible Preferred Stock at face value plus accrued dividends.

Voting

The Series C Convertible Preferred Stock votes on the basis of one vote for each share of common stock into which it may be converted on most matters submitted to stockholders.  So long as the initial investors hold at least 20% of the Series C Convertible Preferred Stock or the common stock into which it is converted, the holders of Series C Convertible Preferred Stock have the right, by majority vote, to elect one member of the Company’s Board of Directors.  The Company is also prohibited without the vote of holders of 75% of the outstanding Series C Convertible Preferred Stock from amending the certificate of designations that created the Series C Convertible Preferred Stock or its certificate of incorporation in a manner adverse to the designations that created the Series C Convertible Preferred Stock or its certificate of incorporation in a manner adverse to the Series C Convertible Preferred Stock, from issuing any senior capital stock, or debt security convertible into senior capital stock, directly or through any recapitalization, and from paying or declaring any dividends or distributions, other than as required under outstanding preferred stock.

Warrants

The company has outstanding warrants to purchase 5,793,784 and 4,514,946 shares of common stock at September 30, 2005 and 2004, respectively. These warrants expire between 2009 and 2015 and have a weighted average exercise price of $1.40 and $1.21 per share at September 30, 2005 and 2004, respectively. As described above and in Note 9, the majority of these outstanding warrants were issued in conjunction with the issuance of the Senior Subordinated Debt and Series C Preferred Stock agreements.

Rights Plan

Effective November 26, 2002, the Company’s Board of Directors adopted a shareholder rights plan under which the Company issued one preferred share purchase right (“Right”) for each common share of the Company outstanding on the effective date and all shares issued subsequently.  If they become exercisable, each Right will entitle its holder to purchase one one-hundredth of a share of Series A Preferred Stock at an exercise price of $15, subject to adjustment.  The Rights are exercisable if a person or group acquires beneficial ownership of 10% or more of the Company’s outstanding voting stock, subject to certain exemptions, if the Company enters into a consolidation or merger, or if the Company sells a majority of its assets or earning power.  The Rights expire on November 26, 2012 and may be redeemed earlier by the Board of Directors for $0.005 per Right.

15.                              Quarterly Financial Data (Unaudited)

Summarized quarterly supplemental consolidated financial information for the year ended September 30, 2005 and the nine-month period ended September 30, 2004, is as follows (in thousands):

	December 31	March 31	June 30	September 30
2005
Total revenue	$17,277	$17,386	$18,995	$17,123
Gross profit	9,593	9,824	10,123	9,704
Income (loss) from continuing operations	(666)	(895)	(49)	(1,389)
Income (loss) from discontinued operations			12,083	(1,740)
Net income (loss)	(666)	(895)	12,034	(3,129)
Preferred stock dividend				132
Net income available to common shareholders	(666)	(895)	12,034	(3,261)
Earnings (loss) per common share - continuing operations
Basic	$(0.02)	$(0.02)		$(0.04)
Diluted	$(0.02)	$(0.02)		$(0.04)
Earnings (loss) per common share - discontinued operations
Basic			$0.30	$(0.04)
Diluted			$0.30	$(0.04)
Earnings (loss) per common share - net income (loss)
Basic	$(0.02)	$(0.02)	$0.30	$(0.08)
Diluted	$(0.02)	$(0.02)	$0.30	$(0.08)

2004
Total revenue	$17,415	$16,808	$17,185	$17,767
Gross profit	9,190	8,650	9,262	9,292
Income (loss) from continuing operations	(2,518)	(7,347)	3,157	(1,115)
Income (loss) from discontinued operations	2,103	133	(881)
Net income (loss)	(415)	(7,214)	2,276	(1,115)
Earnings (loss) per common share - continuing operations
Basic	$(0.06)	$(0.18)	$0.08	$(0.03)
Diluted	$(0.06)	$(0.18)	$0.07	$(0.03)
Earnings (loss) per common share - discontinued operations
Basic	$0.05		$(0.02)
Diluted	$0.05		$(0.02)
Earnings (loss) per common share - net income (loss)
Basic	$(0.01)	$(0.18)	$0.06	$(0.03)
Diluted	$(0.01)	$(0.18)	$0.05	$(0.03)

16.                               Subsequent Event

Effective October 1, 2005  SoftBrands, Inc. acquired Infra Business Solutions, GmbH, a privately held German software company that is a reseller and development partner of SAP Business One. The Company acquired all of the outstanding shares of Infra at a purchase price of $2 million dollars (1.6 million Euros).

ITEM 9.                           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                                            CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation and because of the material weaknesses in internal control over financial reporting discussed below, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.  Notwithstanding the material weaknesses discussed below, the Company’s management has concluded that the financial statements included in this Form 10-K fairly present in all material respects the Company’s financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting.  Except as noted below, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Although we have not yet been required to assess and report on the effectiveness of our internal control over financial reporting, we have concluded that we did not maintain effective internal controls over accounting for income taxes required under SFAS No. 109.  Specifically, we did not maintain effective controls to ensure that the tax accounting was accurately presented for unique transactions and situations or that the related tax accounting was appropriately reviewed to ensure compliance with generally accepted accounting principles.  This control deficiency resulted in the restatement of our interim and annual consolidated financial statements for the year ended September 30, 2004, and the interim consolidated financial statements during fiscal year 2005 (the quarters ended December 31, 2004 and March 31, 2005).  This control deficiency could result in a misstatement to the tax provision and related tax accounts and disclosures in the financial statements that would result in a material misstatement in the annual or interim financial statements that would not be prevented or detected.  Accordingly, management determined that this control deficiency represents a material weakness in internal control over financial reporting as of September 30, 2005.

We did not maintain effective controls over the period-end and financial reporting process to ensure that our June 30, 2005 Form 10-Q was originally filed accurately.  Specifically, in our rushed attempt to correct the income tax accounting for 2004 by the filing deadline in the context of the aforementioned control deficiency we filed our June 30, 2005 Form 10-Q prior to completion of the usual review controls and procedures.  The Form 10-Q as originally filed contained errors in the cash flow statement, the restatement footnote and MD&A sections regarding the restatement.  This control deficiency resulted in the need to amend our June 30, 2005 Form 10-Q.  This control deficiency could result in a misstatement to the aforementioned disclosures in the financial statements that would result in a material misstatement in the annual or interim financial statements that would not be prevented or detected.  Accordingly, management determined that this control deficiency represents a material weakness in internal control over financial reporting as of September 30, 2005.

The tax accounting restatement and restatement of the June 30, 2005 Form 10-Q had no impact on net loss, net cash provided by operating activities and total stockholders’ equity as previously reported for the fiscal years ended September 30, 2004 or 2005.

Plans for Remediation.  In response, we implemented a more in-depth and comprehensive process to account for income taxes and brought in external resources with greater taxation expertise in order to remediate the material weakness discussed above. To further improve our internal control over financial reporting; we conduct additional research, we are increasing our internal knowledge base with expanded training and education, we review unique and specialized transactions on a contemporaneous basis, we added an additional level of management personnel to the review process and have established a formal technical accounting review process.  The review process gives specific consideration to accounting and income tax implications of significant discrete period non-routine transactions, such as, but not limited to, acquisitions of businesses or assets or dispositions of businesses or assets. Although we have implemented the remediation procedures as described above, we cannot yet assert that the remediation is effective as we have not had sufficient time to test the operating effectiveness of the newly implemented controls.

By implementing internal control improvements, we expect to remediate these material weaknesses in internal control over financial reporting before September 30, 2006, which is the date with respect to which our management, and our independent registered public accounting firm, must first report on the effectiveness of our internal control over financial reporting under the Section 404 provisions of the Sarbanes-Oxley Act.

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

ITEM 9B.                                            OTHER INFORMATION

Not applicable

PART III

ITEM 10.                                              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides information about our directors and executive officers:

Name	Age	Position

Dann V. Angeloff	69	Director

George H. Ellis	56	Chairman & Chief Executive Officer

John Hunt	40	Director

W. Douglas Lewis	62	Director

Randal B. Tofteland	46	Director, President and Chief Operating Officer

Jeffrey J. Vorholt	51	Director

Elaine Wetmore	44	Director

David G. Latzke	45	Senior Vice President, Chief Financial Officer and Secretary

Ralf Suerken	40	Senior Vice President and General Manager of our Manufacturing Software Operations

Steven J. VanTassel,	43	Senior Vice President and General Manager of our Hospitality Software Operations

Dann V. Angeloff has served as one of our directors since we were formed and served as a director of AremisSoft Corporation, our former parent company, from April 1999 through August 2002. He is the founder and President of The Angeloff Company, a corporate financial advisory firm, a position he has held since 1976. He also currently serves as a director of Public Storage, Inc., a New York Stock Exchange listed company, Nicholas/Applegate Growth Equity Fund, Bjurman Barry Funds, Ready Pac Foods and various private companies. He is currently chairman and past president of the Southern California Chapter of the National Association of Corporate Directors.

George H. Ellis has been our Chairman and Chief Executive Officer since we were formed and was Chairman and Chief Executive Officer of AremisSoft from October 2001 to July 2002.  Pursuant to a transition agreement executed on October 1, 2005, Mr. Ellis will move to the position of Executive Chairman effective January 1, 2006.  From April 1999 until February 2001, Mr. Ellis also served on the board of directors of AremisSoft.  From 1996 through 1999, he was a full-time law student and business consultant, providing consulting services to various technology-related companies.  Previously, Mr. Ellis served as Chief Financial Officer of Sterling Software, Inc., Chief Financial Officer and founder of Sterling Commerce, Inc., a spin-off of Sterling Software, and

Executive Vice President and Chief Operating Officer of the Communities Foundation of Texas.  Mr. Ellis, a CPA and an attorney, is currently a member the board of directors of NEON Systems, Inc. and PeopleSupport, Inc. and serves on the advisory boards of the law school at Southern Methodist University, The Entrepreneurs Foundation of North Texas, and Dallas Social Venture Partners.

W. Douglas Lewis has served as one of our directors since May 2005.  Mr. Lewis has been managing director of Leading the Way, an international ministry, since November 2004, and is also a Partner with The Edge Consulting Group, a strategic consulting firm specializing in the hospitality industry that he founded in May 2003.  From April 2004 until November 2004, Mr. Lewis was Senior Vice President and Chief Information Officer for Carnival Corporation, operator of Carnival cruise lines.  From May 1997 until November 2003, he was Executive Vice President and Chief Information Officer for Six Continent Hotels and its predecessor, Holiday Inns International, operators and franchisors of more than 3,000 hotels in 100 countries.  Prior to that time, Mr. Lewis held executive positions in technology at AT&T/Lucent Technologies, the Pratt & Whitney division of United Technologies and General Dynamics.

John Hunt has served as one of our directors since August 2005.  Mr. Hunt has been a partner with ABRY Partners, LLC a private equity firm focused on the media and communications industry headquartered in Boston, Massachusetts, since May 2004 and is the co-head of ABRY Mezzanine Partners, LP.  ABRY Mezzanine Partners LP serves as the general partner of ABRY Mezzanine Investors, L.P., the holder of a majority of our Series C Convertible Preferred Stock, and is the designee to our Board of Directors under the purchase agreement through which that Series C Convertible Preferred Stock was sold.  From 1990 until May 2004, Mr. Hunt was with Boston Venture Management, Inc., a media and communications-focused private equity fund, and was a general partner with that fund during the last three years.

Randal B. Tofteland has been a director since August 2004, our President and Chief Operating Officer since October 2003, was our Senior Vice President of Manufacturing Operations from December 2001 until October 2003 and was President of our manufacturing operations from the date of Fourth Shift’s acquisition by AremisSoft in April 2001 until December 2001.  Effective January 1, 2006, Mr. Tofteland will become our Chief Executive Officer.  Mr. Tofteland joined Fourth Shift Corporation in 1997 and served as Chief Operating Officer when Fourth Shift was acquired by AremisSoft in April 2001.  He served as President of MedVision, Inc. from 1994 to 1997 and held various management roles with GE Medical Systems from 1982 to 1994.

Elaine Wetmore has served as one of our directors since August 2002. Ms. Wetmore has been the Treasurer since 2003, and Chief Executive Officer from 2001 to 2002 of the Austin Entrepreneurs Foundation, a charitable foundation, and also serves as an adjunct professor of finance and marketing at St. Edwards University. From 1998 until its sale in January 2000, she was President and Chief Operating Officer of Knowledge Discovery One, Inc., a venture-backed technology start-up. Ms. Wetmore also served as Vice President and Chief Financial Officer of Tivoli Systems, Inc., a subsidiary of IBM, until 1998.

Jeffrey J. Vorholt has served as one of our directors since August 2002. Mr. Vorholt, a CPA and an attorney, is a visiting instructor of accountancy at Miami University (Ohio) and an adjunct professor of accountancy at Xavier University since November 2001. He was Chief Financial Officer of Structural Dynamics Research Corporation, a public software company, from 1994 until its sale to Electronic Data Systems Corporation in November 2001. From 1991 to 1994, Vorholt was Senior Vice President of accounting and information systems at Cincinnati Bell Telephone Company and was Senior Vice President, a director and Chief Financial Officer of Cincinnati Bell Information Systems Inc. (now Convergys) from 1991 to 1994. Vorholt also serves as a director and chairman of the Audit Committee of ABX Air, Inc.

David G. Latzke has served as our Senior Vice President, Chief Financial Officer and Secretary since December 2001.  Latzke was also appointed Chief Financial Officer of AremisSoft effective August 1, 2001 to replace the financial officer that resigned and served in that role until August 2002.  Latzke joined Fourth Shift Corporation, prior to its public offering in 1993 and was its Chief Financial Officer until it was acquired by AremisSoft in April 2001.  Prior to his tenure at Fourth Shift, Latzke was a ten-year veteran of Arthur Andersen, in its audit and business advisory group.

Ralf Suerken has been Senior Vice President and General Manager of our Manufacturing Software Operations since June 2005.  From July 2004 until June 2005, Mr. Suerken was Chief Operating Officer of PAGMATEK Consulting Group, Ltd., a manufacturing process consulting and SAP implementation services company.  From March 2003 until July 2004, Mr. Suerken was Vice President Americas—Services for Portal Software, Inc.  From August 2000 until February 2003, Mr. Suerken held various positions with SAP, managing several business units for marketplaces in the Americas and serving as Vice President of Professional Services.  From January 1990 to July 2000, Mr. Suerken was Chairman and Chief Executive Officer of Itelligence Group, an SAP systems integrator.

Steven J. VanTassel has been Senior Vice President and General Manager of our Hospitality Software Operations since June 2005.  From August 2004 until March 2005, Mr. VanTassel was Chief Operating Officer of Agiliti, Inc., a Minneapolis-based provider of managed data center hosting services.  He was Chief Operating Officer of JDL Technologies, Inc., a technology solutions consulting company, from October 2002 until July 2004 and held various leadership positions at Net Perceptions, Inc. from September 1998 to July 2002, including senior vice president of products. Prior to joining Net Perceptions, Mr. Van Tassel held various positions in sales and e-commerce at IBM

Classified Board

We have a “classified” board of directors, which means that approximately one-third of our directors are elected at each annual meeting of stockholders and serve for terms of three years or until their successors are elected and qualified.   The term for Mr. Angeloff, Mr. Ellis and Mr. Hunt will end at our annual meeting to be held in fiscal 2008, the term for Ms. Wetmore and Mr. Tofteland will end at our annual meeting to be held in fiscal 2006, and the term for Mr. Vorholt and Mr. Lewis will end at our annual meeting to be held in fiscal 2007.

Because our bylaws prohibit the removal of a director except for “cause,” it might be difficult for an acquiring company to obtain effective control over our board directors before the lapse of two meetings of our stockholders.  Therefore, our classified board of directors could render an acquisition more difficult without the participation of our board.

Committees of our Board

Our Board has four committees:  An Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee, and a Special Committee on Technology. Each of these committees has a written charter.  Copies of the charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are posted on our website.

Audit Committee.  Our Audit Committee assists our Board in overseeing and monitoring our accounting and financial reporting processes, audits of our financial statements, the independence and performance of our independent registered public accounting firm and our compliance with legal and regulatory requirements. The Audit Committee has sole authority to appoint, determine funding for, retain and oversee our independent registered public accounting firm and to pre-approve all audit services and permissible non-audit services. It is our policy to present to the entire committee proposals for all audit services and permissible non-audit services prior to engagement.

Our Audit Committee currently consists of Mr. Vorholt (Chair), Mr. Angeloff and Ms. Wetmore, each of whom is an “independent director” within the meaning of Section 301 of The Sarbanes Oxley Act of 2002 and AMEX listing standards applicable to audit committees.  Our Board of Directors has identified each of Mr. Vorholt and Ms. Wetmore as an “audit committee financial expert” within the definition recently established by the Securities and Exchange Commission.

Compensation Committee.  Our Compensation Committee establishes the compensation of our executive officers, including our Chief Executive Officer, administers our stock-based benefit plans, including our 2001 Stock Incentive Plan, and makes recommendations to our Board regarding director compensation.  The Compensation Committee currently consists of Mr. Angeloff (Chair) and Ms. Wetmore, each of whom is an independent director under NASDAQ listing standards.

Nominating and Corporate Governance Committee.  Our Nominating and Corporate Governance Committee identifies individuals qualified to become Board members, recommends to the Board nominees to fill vacancies in membership of the Board as they occur, recommends to the Board guidelines on corporate governance, leads the Board in an annual review of its performance and recommends directors to be appointed to Board committees.  Our Nominating and Corporate Governance Committee currently consists of Mr. Angeloff (Chair) and Mr. Vorholt.

We generally require that each Director be an individual of the highest character and integrity, have substantial experience which is of particular relevance to SoftBrands, have sufficient time available to devote to our affairs, and represent the best interests of all our stakeholders, including our stockholders.  The Nominating Committee has discretion as to the determination of which individuals will best fit these criteria.  The Nominating Committee will consider the recommendations from stockholders as to director nominations, but has absolute discretion as to whether to recommend any individual for nomination.

Special Committee on Technology.  Our Special Committee on Technology assists the Board in understanding information technology compliance when implementing internal controls in connection with Section 404 of The Sarbanes-Oxley act of 2002, advises the Board on technology issues presented by management, and advises the Board with respect to technology issues related to acquisitions.  Our Special Committee on Technology currently consists of Mr. Lewis.

Other Corporate Governance Matters:  Our Code of Conduct

We adopted a formal corporate compliance program, including a formal Code of Conduct, in 2002.  The Code of Conduct is applicable to all of our officers, directors and employees, including our senior financial officers. It is the responsibility of any employee, officer or director to report any violations of our code of conduct to our compliance committee, and of our compliance committee to present those violations to our Audit Committee for corrective action.  Our Code of Conduct is available on our website at www.softbrands.com

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  Officers, directors and greater-than ten percent stockholders are also required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, and with the exception of two late form 4s filed by Capital Resource Partners IV LP with respect to an option grant and the purchase of Series C Convertible Preferred Stock and Warrants, during the fiscal year ended September 30, 2005 all necessary parties have complied with all Section 16(a) filing requirements applicable to its officers, directors and greater-than ten percent beneficial owners.

ITEM 11.                                              EXECUTIVE COMPENSATION

Summary Compensation Table

The cash and non-cash compensation that we have paid during the fiscal year ended September 30, 2005, or that was earned by, our Chief Executive Officer and each of our other executive officers whose cash compensation exceeds $100,000 is detailed in the following table.

							Long-Term Compensation
							Awards	Payouts
		Annual Compensation					Securities
Name and Principal Position	Year	Salary		Bonus		Other Annual Compensation	Underlying Options(#)	LTIP Payouts	All Other Compensation

George H. Ellis, Chairman and CEO	2005	$360,000		$366,667	(2)			$	$4,291	(1)
	2004	$306,250		$380,747	(2)		500,000	$	$3,383	(1)

Randal B. Tofteland President and COO	2005	$312,800	(3)	$305,000			60,000		$4,291	(1)
	2004	$276,550	(3)	$290,444			$500,000	$	$3,383	(1)

David G. Latzke SVP, CFO & Secretary	2005	$232,800	(3)	$228,333	(2)				$4,290	(1)
	2004	$232,800	(3)	$243,145	(2)		200,000	$	$4,290	(1)

(1)          Consists of contributions to our 401(k) plan.

(2)          Bonus includes in both 2004 and 2005 $116,667 for Mr. Ellis and $58,333 for Mr. Latzke awarded in connection with the successful AremisSoft reorganization in 2002 and paid in 2004 and 2005.

(3)          Includes automobile allowances of $7,800.

Long-Term Incentive Plan Awards/Employment Agreements

Other than our 2001 Stock Incentive Plan, we do not maintain any long-term incentive plans.

We have employment agreements with each Mr. Ellis, Mr. Tofteland and Mr. Latzke and have severance pay agreements with Mr. Suerken and Mr. Van Tassel.  The employment agreement of Mr. Ellis will be superseded effective January 1, 2006 by a Transition Agreement.  Under the Transition Agreement, Mr. Ellis will resign as Chief Executive Officer and be appointed Executive Chairman effective January 1, 2006.  He will receive annual compensation in this position for his services as Executive Chairman of

$200,000 per annum, and will also receive a fee as Chairman of our Board of Directors of $100,000 per annum, but will not be entitled to incentive compensation. The Transition Agreement provides that Mr. Ellis’ services as Executive Chairman will continue through at least December 31, 2006, but may be renewed for another year, and if not renewed, that he will be paid a severance payment of $200,000 at December 31, 2006.  The agreement provides that Mr. Ellis serves as Chairman of the Board will continue through December 31, 2008.  Mr. Ellis will also be entitled to director stock options to purchase 50,000 shares of common stock on January 1, 2006 and, consistent with the Company’s policy for outside directors, to purchase 20,000 shares on July 31 of each year, commencing in 2007.

The employment agreements for Mr. Tofteland and Mr. Latzke provide for:

•                                          A one year term, automatically renewed unless terminated on 60 days notice;

•                                          An annual salary and bonus participation, plus reimbursement of expenses, vacation, standard medical and health benefits, and allowances for both tax planning and health insurance reimbursement;

•                                          If terminated by SoftBrands without cause, payment of all accrued salary and all bonuses, severance equal to a multiple of salary plus health benefits and acceleration of all non-vested stock options;

•                                          Severance equal to a higher multiple of salary plus health benefits if terminated by SoftBrands without cause, or by the executive for good reason, after a change of control;

•                                          A covenant not to compete during employment and for one year after termination; and

•                                          Confidentiality and intellectual property assignment obligations.

Mr. Ellis’s current employment agreement provides that on a termination not for cause prior to a change of control, he is entitled to a one time lump sum cash payment of $400,000, and continued health benefits until the later of new employment or one year.  In addition, Ellis is entitled to a severance payment of three times annual salary, plus a tax gross-up for any excise tax payable, in the event of termination after a change of control.  Mr. Tofteland’s employment agreement provides that, if terminated prior to a change in control, he is entitled to continued salary payments for one year at his annual salary plus annual targeted bonus, and after a change of control, a lump sum payment equal to twice his annual salary, plus the amount of his targeted bonus.  Mr. Latzke’s employment agreement provides for severance equal to one year’s salary upon termination not for cause prior to a change of control, and two times the average of his salary during the past five years after a change of control.

The severance pay agreements with Mr. Suerken and Mr. Van Tassel provide that each will be entitled to severance equal to six months salary upon termination within one year after a change of control, and to acceleration of vesting of all stock-based benefits.

Stock Options

We grant options from time to time under our 2001 Stock Incentive Plan.  Our Compensation Committee may grant stock options to our executive officers, other employees and consultants under the 2001 Stock Incentive Plan.

The following table provides information about options that we granted during fiscal 2004 to the executive officers named in the summary compensation table:

Option Grants in Fiscal 2005

	Number of Securities Underlying Options	Percent of Total Options Granted To Employees in		Exercise Price		Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
Name	Granted	Fiscal 2005		($/Share)	Expiration Date	5% ($)	10% ($)
Mr. Ellis			%	$
Mr. Tofteland	60,000	6.0%		1.50	10/26/14	$29,235	$65,625
Mr. Latzke			%

(1)                                  These amounts represent the realizable value of the option from the date of grant until termination, without discounting to present value, assuming appreciation in the market value of the common stock from the $1.22 last sale price on the date of grant at the rates indicated.  Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock and overall stock market conditions.  The amounts reflected in this table may not necessarily be achieved.

The following table sets forth information with respect to options exercised during fiscal 2005 and held by our executive officers:

Aggregated Option Exercises in 2005 and Option Values as of September 30, 2005

	Shares Acquired		Number of Securities Underlying Unexercised Options at September 30, 2005		Value of Unexercised In-the-Money Options at September 30, 2005 (1)
Name	on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
George H. Ellis			$1,275,000	375,000	$37,500	$112,500
Randal B. Tofteland			$740,000	420,000	$42,000	$126,000
David G. Latzke			$650,000	150,000	$15,000	$45,000

(1)                  Represents the difference, if positive, between the exercise price and the $1.80 last sale price on September 30, 2005, multiplied by the number of shares subject to the option

Compensation of Our Independent Directors

Each of our directors who is not also an employee receives director fees of $25,000 per annum, plus $2,000 per meeting for each of up to four meetings attended in person, and $3,500 per meeting for each meeting in excess of four attended per year.  Directors also receive $1,500 for each meeting attended by conference telephone.  Each member of a committee of the Board receives a fee of $1,000 per meeting, the chairs of the Compensation Committee and the Nominating and Corporate Governance Committee receive an additional annual fee of $4,000, and the chair of the Audit Committee receives an additional annual fee of $12,000.  Each outside director receives options to purchase 50,000 shares of our common stock at the then market value upon initial election to the Board, and options to purchase an additional 20,000 shares on July 31 of each year, provided they continue to serve as a director at that time.

ITEM 12.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information at November 15, 2005, about the ownership of our common stock by each person known to us to beneficially own 5% or more of our common stock, by each of our directors, and by each of our executive officers.  Because we are not subject to, and do not receive reports from significant stockholders under, Section 13(d) or Section 16(a) of the Securities Exchange Act of 1934 we cannot be certain that we are made aware of stockholders who acquire more than 5% of our common stock.  Although we can review our list of registered holders in preparing this information, we believe that many of the significant holders of our common stock hold shares in nominee name.  Accordingly, there may be a number of beneficial holders of more than 5% of our outstanding common stock that we cannot identify.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class

Capital Resource Partners IV, L.P. 85 Merrimac Street, Suite 200 Boston, Massachusetts 02114	10,241,778	(2)	20.4%

John Hunt and ABRY Mezzanine Investors L.P. 111 Huntington Avenue 30th Floor Boston, MA 02199	8,462,687	(3)	17.5%

Info-Quest SA 25 Pantou Street 17671 Kallithea, Athens, Greece	4,050,659	(4)	10.1%

Milberg Weiss Bershad & Schulman LLP One Pennsylvania Plaza 49th Floor New York, New York 10119	2,966,667	(4)	7.4%

George H. Ellis	1,404,554	(5)	3.4%

Dann V. Angeloff	334,589		*

W. Douglas Lewis	6,667		*

Jeffrey Vorholt	90,000		*

Elaine Wetmore	90,000		*

Randal B. Tofteland	880,000		2.0%

David G. Latzke	700,894		1.7%

All directors and named executive officers as a group (8 people) (6)	3,506,704		8.0%

*                                         Less than 1%

(1)                                  Includes for officers and directors shares that could be purchased within 60 days of November 15, 2005 upon the exercise of options by the following persons in the specified amounts:  Mr. Ellis, 1,400,000 shares; Mr. Angeloff, 330,000 shares; Mr. Lewis, 6,667 shares; Mr. Vorholt, 90,000 shares; Ms. Wetmore, 90,000 shares; Mr. Tofteland, 880,000 shares; Mr. Latzke, 700,000 shares; and all officers and directors as a group, 3,496,667 shares consists of warrants to purchase 4,216,518 shares of common stock, 4,331,540 shares of Series B Convertible Preferred Stock, initially convertible into 4,331,540 shares of common stock, 3,000 shares of Series C Convertible Preferred Stock initially convertible into 1,492,537 shares of common stock, and options to purchase 201,183 shares of common stock.  See the discussion under “Certain Transactions” below.

(3)                                  Consists of 15,000 shares of Series C Convertible Preferred Stock initially convertible into 7,462,687 shares of common stock and warrants to purchase 1,000,000 shares of common stock held by ABRY Mezzanine Investors L.P.  Mr. Hunt, a director of the Company, is a partner in ABRY Partners, which is the managing member of the general partner of ABRY Mezzanine Investors L.P.

(4)                                  Based on the last available information.  Such entities will are required, if they retain 5% beneficial ownership, to file a Schedule 13 G on or before February 14, 2006, but have not yet filed.

(5)                                  Includes 1,377 shares held in trust or custodial or trust accounts for Mr. Ellis’ spouse and children.

(6)                                  Does not include shares held by ABRY Mezzanine Investors L.P.

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Capital Resource Partners IV

Effective November 26, 2002, we borrowed $20 million from Capital Resource Partners IV, L.P., an institutional investor that had no relationship with us prior to this transaction, pursuant to a Senior Subordinated Note and Warrant Purchase Agreement and a Senior Subordinated Note that bore interest at 12.5% per annum. As partial consideration for these borrowings, we issued to CRP a warrant to purchase up to 6,956,715 shares of our common stock at a price of $.57 per share, representing 12.5% of our fully diluted equity. The note was secured by substantially all of our assets, and substantially all of the assets of our principal operating subsidiaries.

 The purchase agreement included financial covenants that required us to generate minimum EBITDA, maintain fixed charge coverage ratios, the levels of which increased over time, and limited operating lease and capital expenditures.  Violation of those covenants allowed CRP to declare our borrowings due and to force us to repurchase the warrants. During fiscal 2003 we had a covenant violation that was subsequently waived.  To remedy this violation, in November 2003 we amended the purchase agreement to, among other things, increase the interest rate to 14%, reset the financial covenants, decrease the exercise price of the warrant to $.40 and shorten the duration of the subordinated notes.

Because CRP had the right to force us to repurchase its original warrant at market value (determined with reference to the trading price of our common stock), we were required to recognize finance expense on a quarterly basis for accounting purposes to reflect the repurchase right when the market price of our common stock increased.  In order to avoid this continuing expense, on August 18, 2004 we exchanged, for CRP’s existing warrant, (i) a new warrant to purchase 4,016,518 shares of common stock at $1.06 per share that did not carry the repurchase right, and (ii) 4,335,540 shares of our Series B Convertible Preferred Stock.  We recognized $1,845,000 of financing expense, net of the value assigned to the warrant, because of this exchange.

In accordance with the purchase agreement, CRP has the right to appoint one of our directors, or to appoint a representative to attend all of our board and committee meetings. Until September 2003, CRP had appointed Robert Ammerman to our Board.  Since September 2003, Mr. Ammerman has resigned and instead exercises CRP’s visitation rights to attend Board meetings. We paid Mr Ammerman a total of $31,250 in director and board visitation fees during the fiscal year ended September 30, 2005 and issued to CRP options totaling 20,000 shares.  We also have an obligation under an associated agreement to allow CRP to include some of the shares it acquires on exercise of the warrants or conversion of the preferred stock in registration statements that we might file, and to file registration statements on CRP’s behalf if it so requests.

Under the purchase agreement, CRP has the right to purchase a pro rata portion (based on its percentage ownership on a fully converted basis) of any securities we offer or sell in a private transaction, excepting options to purchase up to 8,400,000 shares of common stock. Because we have granted options for in excess of 8,400,000 shares, we have been obliged to issue to CRP options representing its pro rata portion of the excess. Through September 30, 2005, CRP had received options to purchase 593,702 shares under that provision, 92,274 of which were issued in the year ended September 30, 2005.

Effective August 4, 2005, we prepaid $8 million principal amount, plus accrued interest, on the Note, plus a redemption premium of $190,000. We also amended the note to (1) adjust the remaining principal payments; (2) add a number of prepayment events; (3) provide for a redemption premium of $390,000 if the Note was prepaid prior to September 30, 2006; (4) reduced the EBITDA covenant requirement; and (5) reduced the fixed charge coverage ratio for each such 12-month period.

On August 17, 2005, we sold 18,000 shares of our Series C Convertible Preferred Stock and warrants to purchase 1,200,000 shares of common stock for gross sales proceeds of $18.0 million.  CRP purchase 3,000 shares of Series C Convertible Preferred Stock and Warrants to purchase 200,000 shares of common stock for $3.0 million in such transaction.  We paid CRP a consent fee of $215,000 for its consent to this transactions as the holder of all outstanding shares of Series B Convertible Preferred Stock. We simultaneously repaid the $12,000,000 principal amount and $224,000 accrued interest remaining on the Note to CRP and paid the $390,000 prepayment penalty referenced above.  CRP released the collateral securing the obligations and terminated the Security Agreement dated as of November 26, 2002, the subsidiary guarantees and that certain Debenture dated December 5, 2002 representing the security interest in assets of SoftBrands Europe Limited. CRP received registration rights with respect to the common stock issuable upon conversion of the Series C Convertible Preferred Stock and Warrants as well as the benefits of a number of covenants contained in the purchase agreement.

In addition to the prepayment and redemption premiums and the options referenced above, during the fiscal year ended September 30, 2005, we paid CRP a total of $2.1 million interest, and $809,312 in costs and fees.

ABRY Partners

John Hunt, a member of our Board of Directors, is a partner of ABRY Partners and is the designee of ABRY Mezzanine Investors L.P. to the Board pursuant to a purchase agreement for the Series C Convertible Preferred Stock dated August 17, 2005.  On August 17, 2005, ABRY Mezzanine Investors L.P.  purchase 15,000 shares of Series C Convertible Preferred Stock and Warrants to purchase 1,000,000 shares of common stock in the transaction referenced above for $15.0 million.  Mr. Hunt became a director as designee of ABRY in accordance with the purchase agreement for the Series C Convertible Preferred Stock and the Certificate of Designations, Preferences and Rights of the Series C Convertible Preferred Stock.  ABRY also received registration rights with respect to the common stock issuable upon conversion of the Series C Convertible Preferred Stock and Warrants as well as the benefits of a number of covenants contained in the purchase agreement.  We paid ABRY a financing fee of $150,000 in connection with the transaction and reimbursed ABRY for $527,000 of costs.

ITEM 14.                                              PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table provides information regarding fees invoiced by PricewaterhouseCoopers LLP, our independent registered public accounting firm, during the past two fiscal years:

Fee Category	2004 Fees	2005 Fees
Audit Fees	$624,978	$606,498
Audit-Related Fees	28,980	302,643
Tax Fees	389,165	400,546
All Other Fees	66,990	6,701
Total Fees	$1,110,113	$1,316,388

Audit Fees consist of fees billed for professional services rendered for the audit of our annual consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports, and services that are normally provided by PricewaterhouseCoopers in connection with statutory and regulatory filings or engagements.

Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include our Form 10 registration statement and related amendments as well as other amended filings with the Securities and Exchange Commission, initial Sarbanes-Oxley Act discussions and consultations concerning debt and equity transactions.

Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning, as well as some personal tax preparation services for US personnel working on our behalf overseas. These services include assistance regarding federal, state and international tax compliance, tax audit defense, custom and duties, acquisitions and divestitures and international tax planning.

All Other Fees consist of fees for products and services other than the services reported above.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1.                                       Financial Statements

The following Report of Independent Registered Public Accounting Firm and consolidated financial statements of the Company are contained in Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets at September 30, 2005 and 2004

•	Consolidated Statements of Operations for the Year Ended September 30, 2005 and September 30, 2004, and the Nine-Month Period Ended September 30, 2003

•	Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Loss for the Years Ended September 30, 2005 and September 30, 2004, and the Nine-Month Period Ended September 30, 2003

•	Consolidated Statements of Cash Flows for the Years Ended September 30, 2004 and September 30, 2005, and the Nine-Month Period Ended September 30, 2003

•	Notes to Consolidated Financial Statements

2                                          Financial Statement Schedules

All financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or the notes thereto.

(b) Exhibits

2.1

First Amended Plan of Reorganization of AremisSoft Corporation Jointly Proposed by the Debtor and SoftBrands, Inc. (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))

2.2	Liquidating Trust Agreement dated as of July 1, 2002 (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))

2.3

Share Purchase Agreement among Smart Consulting AG, Karim Meili-Toledano, Peter Züger and SoftBrands, Inc. dated as of April 15, 2003 (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))

3.1	Second Restated Certificate of Incorporation, as amended (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))

3.2	Certificate of Designation of Series A Preferred Stock (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))

3.3

Certificate of Designation of Preferences, Privileges, Powers and Rights of Series B Convertible Preferred Stock (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))

3.4	Bylaws (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))

3.5	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock (incorporated by reference to our Current Report on Form 8-K as filed August 23, 2005 (File No. 0-51118))

4.1

Rights Agreement dated as of November 26, 2002 between SoftBrands, Inc. and Wells Fargo Bank Minnesota, National Association (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))

4.2

First Amendment, dated as of August 17, 2005, to the Rights Agreement, dated as of November 26, 2002, between SoftBrands, Inc. and Wells Fargo Bank, National Association (incorporated by reference to our Current Report on Form 8-K as filed August 23, 2005 (File No. 0-51118))

4.3	2001 Stock Incentive Plan (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))

*4.4	Form of Incentive Stock Option Agreement (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))

*4.5	Form of Director Non-Qualified Stock Option (incorporated by reference to our Form 10-Q for the quarter ended December 31, 2004 as filed March 15, 2005, 2005 (File No. 0-51118))

4.6

Senior Subordinated Secured Note and Warrant Purchase Agreement between SoftBrands, Inc. and certain of its subsidiaries and Capital Resource Partners IV, L.P. dated as of November 26, 2002 (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))

4.7

Amendment No. 1 to Senior Subordinated Note and Warrant Purchase Agreement effective as of September 30, 2003 (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))

4.8

Amendment No. 2 to Senior Subordinated Note and Warrant Purchase Agreement effective as of August 18, 2004 (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))

4.9

Amendment No. 3 to Senior Subordinated Note and Warrant Purchase Agreement effective as of September 30, 2004 (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))

4.10

Written Consent and Waiver dated August 17, 2005 between SoftBrands, Inc. and Capital Resource Partners IV, L.P. (incorporated by reference to our Current Report on Form 8-K as filed August 23, 2005 (File No. 0-51118))

4.11

Common Stock Purchase Warrant between SoftBrands, Inc. and Capital Resource Partners IV, L.P. dated August 18, 2004 (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))

4.12

Amended and Restated Investor Rights Agreement dated August 17, 2005 among SoftBrands, Inc., ABRY Mezzanine Partners, L.P. and Capital Resource Partners IV, L.P (incorporated by reference to our Current Report on Form 8-K as filed August 23, 2005 (File No. 0-51118))

4.13	Form of Stock Purchase Warrant dated August 17, 2005 (incorporated by reference to our Current Report on Form 8-K as filed August 23, 2005 (File No. 0-51118))

4.14

Series C Convertible Preferred Stock and Warrant Purchase Agreement dated as of August 17, 2005 among SoftBrands, Inc., ABRY Mezzanine Partners, L.P. and Capital Resource Partners IV, L.P. (incorporated by reference to our Current Report on Form 8-K as filed August 23, 2005 (File No. 0-51118))

4.15	Investor Agreement dated as of May 15, 2002 between SoftBrands, Inc. and Info-Quest SA (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))

4.16

Amendment No. 1 to Investor Agreement dated as of May 15, 2002 between SoftBrands, Inc. and Info-Quest SA (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))

4.17	Amendment No. 2 to Investor Agreement dated as of May 15, 2002 between SoftBrands, Inc. and Info-Quest SA (incorporated by reference to our Current Report on Form 8-K filed April 8, 2005))

*10.1	Employment Agreement dated January 1, 2002 between George Ellis and SoftBrands, Inc. (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))

*10.2

Amendment No. 1 dated November 26, 2002 to Employment Agreement dated January 1, 2002 between George Ellis and SoftBrands, Inc. (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))

*10.3

Amended and Restated Employment Agreement Effective as of January 1, 2004 between Randal Tofteland and SoftBrands, Inc. (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))

*10.4	Employment Agreement dated January 1, 2002 between David G. Latzke and SoftBrands, Inc. (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))

*10.5	Fiscal 2005 bonus plans for Randal Tofteland and David Latzke (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))

*10.6	Fiscal 2005 bonus plan for George Ellis (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))

*10.7	Form of Indemnification Agreement with Officers (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))

10.8	Restated and Amended Lease — Meridian Crossings Dated May 1, 1998 (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))

10.9

Lease dated August 16, 1996 between Lloyds Bank S.F. Nominees Limited and Fourth Shift (UK) Limited (incorporated by reference to our Registration on Form 10/A1 filed March 15, 2005 (File No. 0-51118))

*10.10	Transition Agreement dated as of October 1, 2005 between George Ellis and Softbrands, Inc.

10.11	SAP Business One Software Marketing and Distribution Agreement between SAP America, Inc. and SoftBrands, Inc. dated November 15, 2004

*10.12	Form of Severance Pay Agreement dated November 10, 2005 used with Ralf Suerken and Steven VanTassel

21.0	Subsidiaries (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))

23.1	Consent of independent registered public accounting firm

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – George H. Ellis.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – David G. Latzke.

32.0	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.

*  Executive compensation arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOFTBRANDS, INC.

Date: December 19, 2005	By:	/s/ DAVID G. LATZKE
David G. Latzke Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Randal B. Tofteland or David G. Latzke, his/her attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to the Annual Report for the fiscal year ended September 30, 2005 on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE H. ELLIS	Chairman and Chief Executive Officer	December 15, 2005
George H. Ellis	(Principal Executive Officer)

/s/ RANDAL B. TOFTELAND	President, Chief Operating Officer and	December 15, 2005
Randal B. Tofteland	Director

/s/ DAVID G. LATZKE	Senior Vice President and Chief Financial	December 15, 2005
David G. Latzke	Officer (Principal Financial and
Accounting Officer)

/s/ DANN V. ANGELOFF	Director	December 15, 2005
Dann V. Angeloff

/s/ JOHN HUNT	Director	December 15, 2005
John Hunt

/s/ W. DOUGLAS LEWIS	Director	December 15, 2005
Douglas Lewis

/s/ JEFFREY J. VORHOLT	Director	December 15, 2005
Jeffrey J. Vorholt

/s/ ELAINE WETMORE	Director	December 15, 2005
Elaine Wetmore