Form 10-Q
period 2005-12-31
SoftBrands, Inc.
filed 2006-02-14
CIK 1311926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   ☒     NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer   ☐                                                       Accelerated filer   ☐                                    Non-accelerated filer   ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES   ☐      NO   ☒

The number of shares of the registrant’s common stock outstanding as of January 31, 2006 was 40,110,000.

Form 10-Q

The accompanying notes are an integral part of these consolidated financial statements.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

SoftBrands, Inc.

Consolidated Balance Sheets

in thousands, except share and per share data

(unaudited)

	December 31, 2005	September 30, 2005

Assets
Current assets
Cash and cash equivalents	$13,812	$16,034
Accounts receivable, net	5,998	5,363
Prepaid expenses and other current assets	1,500	1,134
Total current assets	21,310	22,531

Furniture, fixtures and equipment, net	1,994	1,986
Restricted cash	654	648
Goodwill	23,532	22,947
Intangible assets, net	4,049	3,783
Other long-term assets		6
Total assets	$51,539	$51,901

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt and capital leases	$154	$260
Accounts payable	1,257	2,240
Accrued expenses	4,232	5,707
Accrued restructuring costs	183	203
Deferred revenue	17,440	15,355
Other current liabilities	1,383	1,352
Total current liabilities	24,649	25,117

Other long-term liabilities	268	292
Total liabilities	24,917	25,409

Stockholders’ equity
Series A Convertible Preferred Stock, $0.01 par value; 300,000 shares authorized; no shares issued or outstanding
Series B Convertible Preferred Stock, $0.01 par value; 4,331,540 shares authorized, issued and outstanding; liquidation value of $4,591	5,068	5,068
Series C Convertible Preferred Stock, $0.01 par value; 20,027 shares authorized, 18,000 shares issued and outstanding; liquidation value of $18,000 plus unpaid dividends	15,065	15,065
Common stock, $0.01 par value; 110,000,000 shares authorized; 40,071,500 and 40,030,000 shares issued and outstanding, respectively	401	400
Additional paid-in capital	173,552	173,756
Accumulated other comprehensive loss	(1,333)	(1,893)
Accumulated deficit	(166,131)	(165,904)
Total stockholders’ equity	26,622	26,492
Total liabilities and stockholders’ equity	$51,539	$51,901

The accompanying notes are an integral part of these consolidated financial statements.

SoftBrands, Inc.

Consolidated Statements of Operations

in thousands, except per share data
(unaudited)

	Three Months Ended
	December 31, 2005	December 31, 2004

Revenue
Software licenses	$2,357	$2,297
Maintenance	10,505	11,133
Professional services	3,355	3,179
Third-party software and hardware	525	668
Total revenue	16,742	17,277

Cost of revenues
Software licenses	983	1,120
Maintenance	3,248	3,533
Professional services	3,040	2,586
Third-party software and hardware	342	445
Total cost of revenues	7,613	7,684
Gross profit	9,129	9,593

Operating expenses
Selling, general and administrative	7,511	7,427
Research and product development	2,439	2,002

Total operating expenses	9,950	9,429
Operating income (loss)	(821)	164

Interest expense	(4)	(1,003)
Other income, net	85	273
Loss from continuing operations before provision for income taxes	(740)	(566)

Provision for (benefit from) income taxes	(87)	100
Loss from continuing operations	(653)	(666)

Discontinued operations
Income from discontinued operations, net of tax	426
Net loss	(227)	(666)

Preferred stock dividends	273

Net loss applicable to common shareholders	$(500)	$(666)

Basic and diluted earnings (loss) per common share
Continuing operations	$(0.02)	$(0.02)
Discontinued operations	$0.01
Net loss	$(0.01)	$(0.02)

Weighted average basic and diluted shares outstanding	40,042	40,030

The accompanying notes are an integral part of these consolidated financial statements

SoftBrands, Inc.

Consolidated Statements of Cash Flows

in thousands

(unaudited)

	Three Months Ended
	December 31, 2005	December 31, 2004
Cash flow from operating activities
Loss from continuing operations	$(653)	$(666)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) continuing operations
Depreciation and amortization	1,407	1,464
Stock-based compensation expense	348
Noncash interest expense		271
Foreign currency transaction gains	(52)	(271)
Provision for doubtful accounts	3	69
Change in operating assets and liabilities, net of effect of acquisitions and divestitures
Accounts receivable	(570)	300
Prepaid expenses and other current assets	(273)	(259)
Accounts payable	(996)	(194)
Accrued expenses	(865)	(863)
Accrued restructuring costs	(20)	(179)
Deferred revenue	2,203	1,353
Other current liabilities	(48)	(196)
Other long-term assets and liabilities	(24)	(161)
Net cash provided by operating activities	460	668
Cash flow from investing activities
Purchases of furniture, fixtures and equipment	(215)	(111)
Capitalized software development costs		(60)
Investments in acquisitions	(1,907)
Net cash used in investing activities	(2,122)	(171)
Cash flow from financing activities
Repayment of long-term debt and capital leases	(105)	(131)
Proceeds on issuance of common stock	76
Preferred stock dividends	(408)
Net cash used in financing activities	(437)	(131)
Effect of exchange rates on cash balances	(123)	(385)
Change in cash and cash equivalents	(2,222)	(19)
Cash and cash equivalents
Beginning of period	16,034	9,719
End of period	$13,812	$9,700

The accompanying notes are an integral part of these consolidated financial statements.

SoftBrands, Inc.

Notes to Consolidated Financial Statements

(unaudited)

1.                                      Basis of Presentation

The unaudited consolidated financial statements included herein reflect all adjustments, in the opinion of management, necessary to fairly state the consolidated financial position, results of operations and cash flows of SoftBrands, Inc. (the “Company”) for the periods presented. These adjustments consist of normal, recurring items unless otherwise noted. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates. The results of operations for the quarter ended December 31, 2005 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending September 30, 2006. These statements do not contain certain information included in the Company’s annual financial statements and notes. The accompanying interim consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on December 20, 2005.

2.                                      Stock-Based Compensation

On December 13, 2001, the Company’s Board of Directors and shareholders approved the SoftBrands, Inc. 2001 Stock Incentive Plan, which has a total of 12,400,000 shares of the Company’s common stock reserved for issuance under options, including incentive stock options (“ISOs”) and other stock options, restricted stock awards, stock appreciation rights, dividend rights and other stock-based awards thereunder.  The plan provides that employees, directors and consultants are eligible to receive awards thereunder, that the Compensation Committee of the Board of Directors is authorized to establish the terms of such awards, as long as, in the case of ISOs, the term does not exceed ten years from the date of grant, and that the exercise price of the options not be less than fair value on the date of grant.  Through December 31, 2005, 6,175,235 of the options granted had become exercisable.  In the fiscal quarter ending December 31, 2005 the Company’s Compensation Committee for the first time approved equity awards to management employees which consisted of restricted stock units (“RSUs”) and stock appreciation rights (“SARs”).

Effective October 1, 2005 the Company adopted the fair value method of accounting for stock-based compensation arrangements in accordance with Financial Accounting Standards Board (“FASB”) Statement No123R, Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective method of transition. Under the provisions of SFAS No. 123(R), the estimated fair value of share based awards granted under the 2001 Stock Incentive Plan is recognized as compensation expense over the vesting period. Using the modified prospective method, compensation expense is recognized beginning with the effective date of adoption of SFAS No. 123(R) for all share based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption.

Prior to October 1, 2005, the Company accounted for stock-based employee compensation plans using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and its related interpretations. Under the provisions of APB 25, no compensation expense was recognized when stock options were granted with exercise prices equal to or greater than market value on the date of grant.

The Company recorded $348,000, or $0.01 per share of total stock-based compensation expense for the three-month period ended December 31, 2005 as required by the provisions of SFAS No. 123(R). The stock-based compensation expense is calculated on a straight-line basis over the vesting periods of the related options. This charge had no impact on the Company’s reported cash flows. For the three-month period ended December 31, 2004, the Company recorded no stock compensation expense pursuant to APB 25.  The allocation of the stock-based compensation expense for the three months ended December 31, 2005 is as follows:

Thousands

Cost of revenue	$23
Selling, general and administrative expenses	303
Research and Development	22
Total	$348

Under the modified prospective method of transition under SFAS No. 123(R), the Company is not required to restate its prior period financial statements to reflect expensing of share-based compensation under SFAS No. 123(R). Therefore, the results as of December 31, 2005 are not directly comparable to the same period in the prior year.

As required by SFAS No. 123(R), the Company has presented pro forma disclosures of its net loss and net loss per share for the prior year period assuming the estimated fair value of the options granted prior to October 1, 2005 was amortized to expense over the option-vesting period as illustrated below.

Three Months Ended
Thousands	December 31, 2004

Net loss, as reported	$(666)
Less total stock-based compensation expense determined under fair value based method for all rewards	(277)
Pro forma net loss	$(943)

Basic and diluted loss per common share
As reported	$(0.02)
Pro forma	$(0.02)

For purposes of the disclosure in the foregoing table and for purposes of determining estimated fair value under SFAS No. 123(R), the Company has computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and has applied the assumptions set forth in the following table.  In the fourth quarter of 2005, the Company changed the expected life of options granted from 10 years to 5 years based on a study of comparable companies and to reflect anticipated increased marketability and trading volume of the Company’s common stock.   The previous estimated life of 10 years was used because, prior to March 15, 2005, when the Company’s registration under Section 12(g) of the Securities Exchange Act of 1934 became effective, options had a seven year cliff vesting period.  Under initial terms of the options, vesting was accelerated on March 15, 2005 and now vest over three-to-four year terms.  The approved listing and trading of SoftBrands, Inc. common shares on the American Stock Exchange effective December 27, 2005 was also taken into consideration when determining the expected life of options.

	Risk-Free Interest Rate	Dividend Yield	Volatility Factor	Weighted- Average Option Life (Years)

Fiscal Year 2006	4.41%	0%	80%	5
Fiscal Year 2005	4.09%	0%	80%	9.5

The Black-Scholes option-pricing model requires the input of highly subjective assumptions. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which result in changes to these assumptions and methodologies, which could materially impact the Company’s fair value determination.

A summary of option activity under the 2001 Stock Incentive Plan as of December 31, 2005, and changes during the three-month period then ended is presented below.

Summary Details for Stock Options Granted under the 2001 Stock Incentive Program

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding Balance, September 30, 2005	10,257,500	$2.20
Granted	145,500	$1.88
Exercised	(41,500)	$1.50
Forfeited	(252,626)	$1.51
Outstanding Balance, December 31, 2005	10,108,874	$2.21	7.0	$2,601,629

Exercisable shares as of December 31, 2005	6,175,235	$2.48	6.0	$924,348

The weighted-average, grant-date fair value of options granted during the three-month period ended December 31, 2005 was $1.23.  The total intrinsic value of options exercised during the three-month period ended December 31, 2005 was $17,335.  The fair value of vested options during the quarter is $127,750.

A summary of the status of the Company unvested shares as of December 31, 2005, and changes during the three-month period then ended is presented below.

Unvested Stock Options Issued Under the 2001 Stock Incentive Program

	Nonvested Shares	Weighted-Average Grant-Date Fair Value

Unvested Balance, September 30, 2005	4,180,804	$1.07
Granted	145,500	$1.23
Vested	(143,539)	$0.89
Forfeited	(249,126)	$1.05
Unvested Balance, December 31, 2005	3,933,639	$1.07

As of December 31, 2005, there was $2,217,296 of total unrecognized compensation expense related to stock option arrangements granted under the 2001 Stock Incentive Plan. This expense is expected to be recognized over a weighted-average period of 2 years.

Restricted Stock Units and Stock Appreciation Rights

On December 29, 2005, the Company’s Compensation Committee approved equity awards to management employees under the SoftBrands, Inc. 2001 Stock Incentive Program.  To better optimize the cost of the Company’s equity incentives under SFAS 123(R), the awards consisted of restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) rather than stock options.  In total, the Committee granted RSUs to acquire 362,000 shares of common stock, and SARs with respect to 237,500 shares of common stock.

Each of the RSU grants generally vest and require SoftBrands to issue to the employee 25% of the shares subject to the grant on the first, second, third and fourth annual anniversaries of the date of grant, provided the employee remains an employee of the Company or a subsidiary on those dates.  Each of the SAR grants also vest on the first, second, third and fourth anniversaries of the date of grant with respect to 25% of the shares, provided the employee remains employed with the Company or a subsidiary on that date, and expire on the fifth anniversary of the date of grant.  The SARs entitle the employee, once vested and exercised, to receive shares of SoftBrands common stock having a value on the date of exercise equal to the excess of the fair market value of the shares on the date of exercise over the fair market value of the shares on the date of grant.  Using the Black-Scholes valuation model, the fair market value of these grants is $1.27 per share, with an exercise price of $2.13 per share.  As of December 31, 2005, there was $302,432 of total unrecognized compensation expense related to these SARs.

3.                                      Net Income (Loss) Per Share

Net income (loss) per share is computed under the provisions of SFAS No. 128, Earning per Share.  Basic earnings per share is computed using net income (loss) available to common shareholders and the weighted average number of shares outstanding.  Basic earnings per share from continuing operations is computed using income (loss) from continuing operations available to common shareholders (adjusted for preferred stock dividends) and the weighted average number of shares outstanding. Diluted earnings per share reflects the weighted average number of shares outstanding plus any potentially dilutive shares outstanding during the period, calculated using the “treasury stock” method.  In accordance with EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, the Company’s Series B Convertible Preferred Stock and Series C Preferred Stock is considered in both the basic and diluted earnings per share calculations, subject to the applicable antidilution provisions.

For the three months ended December 31, 2005 and 2004, 4,331,540 shares of Series B Convertible Preferred Stock and 18,000 shares of Series C Convertible Preferred Stock were not considered in the calculation of basic earnings per share because the Company had net losses, and based on the contractual terms, holders of neither the Series B Convertible Preferred Stock nor the Series C Convertible Preferred Stock have the obligation to share in the losses of the Company.

For the three months ended December 31, 2005 and 2004, the following securities were not considered in the calculation of diluted earnings per share because the Company had net losses and to do so would have been antidilutive:

	Securities outstanding
	at December 31,
	2005	2004

Series B Convertible Preferred Stock	4,331,540	4,331,540
Series C Convertible Preferred Stock	18,000
Stock Options and Warrants	16,147,546	15,935,300

4.                                      Discontinued Operations

Upon re-assignment of a lease to a third party in the Europe, Middle East and Africa (“EMEA”) region during the first quarter, the Company reversed an accrual in the amount of $655,000.  This accrual was the remaining obligation from the Former Parent, and had been included in accrued expenses on the Company’s balance sheet.  The benefit is recorded as income from discontinued operations and is shown net of income taxes of $229,000

The details of the Company’s relationship with the Former Parent are more fully described in the Company’s Report on Form 10-K filed with the SEC on December 20, 2005.

5.                                      Restructuring Related Charges

The following table presents a summary of the Company’s restructuring activities during the quarter ended December 31, 2005 and the year ended September 30, 2005:

Thousands	Employee Severance and Termination Costs	Lease Commitments	Total

Balance at September 30, 2004	$466	$748	$1,214
Adjustments and reversals	(81)	(180)	(261)
Cash payments and other (1)	(182)	(568)	(750)
Balance at September 30, 2005	203		203
Cash payments and other (1)	(20)		(20)
Balance at December 31, 2005	$183	$—	$183

(1)                                  The impact of foreign currency translation is included with cash payments.

The discussion of the Company’s restructuring activities included below is organized by the period of initiation of the different restructuring plans together with related subsequent activity.

During the year ended September 30, 2004, the Company ceased using two international facilities and recorded restructuring charges of $981,000 for lease costs that were to continue.  Of this amount, $728,000 was taken during the first quarter of fiscal year 2004.  These charges are an extension of the September 2003 restructuring program (see below) and reflect the Company’s desire to consolidate certain of its hospitality and manufacturing operations.  These costs were reversed in the second quarter of fiscal year 2005 with the closing of leased space in our EMEA region.  There were no more restructuring based lease commitments as of September 30, 2005.

On September 30, 2003, the Company announced a restructuring and reorganization plan that primarily affected the Hospitality segment.  The plan’s near-term focus was to support current customers’ needs and return the business to profitability.  All product strategies and investment decisions were re-assessed.  As a result, certain development projects were deferred or cancelled while other projects were afforded focused efforts to complete.  The plan included the closure or consolidation of several offices in various U.S. and international locations and the elimination of approximately 120 positions.  The initial restructuring charges related to this program were taken in September 2003.  An additional restructuring charge of $490,000 was taken during the year ended September 30, 2004, primarily for additional employee severance related to the remaining 30 identified positions and contract terminations.  As of September 30, 2005, the remaining balance of this plan was $33,000.  During the quarter ended December 31, 2005, the Company made cash severance payments of $18,000.  At December 31, 2005, the remaining employee severance accrual for this program was $15,000, all of which is continued carryover from regions outside of the U.S.

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

In conjunction with the acquisition of Fourth Shift Corporation in April 2001, the Company assumed accrued restructuring liabilities related to employee termination costs and facility consolidation.  At December 31, 2005, $167,000 of this restructuring liability was remaining, and is required for special one-time retirement benefits that the Company is obligated to pay for three former employees.

6.                                      Comprehensive Income (loss)

Total comprehensive income was $333,000 for the quarter ended December 31, 2005, compared to the comprehensive loss of $1,288,000 for the quarter ended December 31, 2004.  Comprehensive loss differs from net loss due to foreign currency translation adjustments.

7.                                      Acquisition

Effective October 1, 2005, the Company acquired all of the outstanding shares of Infra Business Solutions, GmbH (“Infra”), a privately held German software company that is a reseller and development partner of SAP Business One, for $2.3 million dollars.  The purchase price includes cash, warrants to purchase 200,000 shares of our common stock valued at $227,000 and closing costs.  The acquisition gives the Company presence in Germany and the ability to use Infra’s established channel partners to introduce Fourth Shift Edition for SAP Business One to the German market.  As a result of the acquisition of Infra, the Company acquired $1.4 million of identifiable intangible assets that have estimated useful lives of three to four years, and are being amortized using straight-line and accelerated methods.  The allocation of the intangibles is preliminary and the actual allocation could differ when the final valuation is complete.  The fair market value of the identifiable intangible assets purchased included Infra’s software product Infra:Net, a production planning system sold to small- to medium-sized manufacturers in the German, Swiss and Austrian markets at $676,000, non-contractual customer relationships are valued at $282,000, the licensing and royalty agreement at $25,000 and the value assigned to employment contracts at $376,000.  Goodwill of $585,000 was assigned to the manufacturing operating segment.  The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed:

Current assets	$413,000
Furniture and fixtures	26,000
Other non-current assets	15,000
Identifiable intangible assets	1,359,000
Goodwill	585,000
Total assets acquired	2,398,000

Current liabilities	111,000
Net assets acquired	$2,287,000

The results of operations of Infra are included in the Company’s consolidated statements of operations since the date of the acquisition.  The pro forma impact of the Infra acquisition was not significant to the results of the Company for the three months ended December 31, 2005 or 2004.

8.                                      Goodwill and Intangible Assets

The Company assesses goodwill for impairment under the annual requirement of SFAS No. 142, Goodwill and Other Intangible Assets, or when impairment indicators arise.  The Company’s September 30, 2005 annual assessment resulted in no impairments.

There was an increase of $585,000 to goodwill during the quarter ended December 31, 2005, which was due entirely to the Infra acquisition in October.

Intangible assets, net were comprised of the following at December 31, 2005 and September 30, 2005:

	December 31, 2005			September 30, 2005
Thousands	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Acquired technology	$21,095	$(18,101)	$2,994	$20,436	$(17,168)	$3,268
Capitalized software development	1,094	(701)	393	1,094	(610)	484
Other	930	(268)	662	252	(221)	31
Intangible assets	$23,119	$(19,070)	$4,049	$21,782	$(17,999)	$3,783

Total amortization of intangibles was $1.1 million and $1.1 million for the quarters ended December 31, 2005 and 2004, respectively.  Based on the intangibles at December 31, 2005, estimated amortization expense for each of the next four years is as follows:

Year Ending September 30 (thousands)
Remainder of fiscal year 2006	$2,151
2007	1,338
2008	484
2009	76
$4,049

9.                                      Segment Information

The Company discloses segments in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which established standards for disclosure of financial information related to operating segments of the Company, as well as disclosure requirements for customer and geographic information.  SFAS No. 131 defines an operating segment as a component of a company for which operating results are reviewed regularly by the chief operating decision-

maker to determine resource allocation and assess performance.  The Company has two reportable segments under the guidelines of SFAS No. 131:  manufacturing and hospitality.  Manufacturing and hospitality derive their revenues from licensing proprietary software systems; providing customer support, training, consulting and installation services related to software; and through the resale of complementary third-party software licenses and hardware.

Financial information by segment is summarized in the following table.  Total assets are not allocated to manufacturing and hospitality for internal reporting purposes.

	Three Months Ended December 31,
	2005		2004
Thousands	Revenue	Operating Income (Loss)	Revenue	Operating Income (Loss)

Manufacturing	$12,680	$3,723	$12,421	$3,658
Hospitality	4,062	246	4,856	459
Corporate		(4,790)		(3,953)

Total Company	$16,742	$(821)	$17,277	$164

*NM: Percentage not meaningful

	Three Months Ended December 31,
	2005			2004
Thousands	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total

Geography:
Americas	$7,283	$1,414	$8,697	$7,655	$1,822	$9,477
Europe, Middle East & Africa	3,558	1,923	5,481	3,103	2,374	5,477
Asia Pacific	1,839	725	2,564	1,663	660	2,323
	$12,680	$4,062	$16,742	$12,421	$4,856	$17,277

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

Business Overview

SoftBrands, Inc. provides enterprise software and support solutions to approximately 4,500 customers in more than 60 countries.  We are organized into two reportable segments:  manufacturing and hospitality.  Our manufacturing business designs, develops and sells enterprise resource planning software and services to mid-sized manufacturing concerns.  Our principal products in this segment include Fourth Shift Edition for SAP Business One, our newest product that is sold with SAP’s Business One product suite to medium-sized manufacturers and to plants or divisions of multinational enterprises; Fourth Shift, our core manufacturing enterprise software solution aimed at small- to mid-sized manufacturers; evolution, a software system designed to serve niche manufacturing markets that is particularly suitable for ‘converter’ manufacturers; and Demand Stream, a lean enterprise automation software system that was introduced in 2003.  Our hospitality business designs, develops and sells software and services that support the enterprise information management needs of hotels and resorts.  Principal products in the hospitality segment include Medallion, a windows-based property management system designed primarily for medium-service independent hotels and hotel chains; PORTfolio, a comprehensive client/server hotel system for both the front- and back-office operations of single-site and multi-property hotels; and RIO, a leisure management system that supports the activities of spas, health clubs and resorts.  Because much of our administrative and support staff provides services to both segments, we also report in this Management’s Discussion unallocated corporate expenses as part of a “Corporate” segment.

We derive revenue in both of our manufacturing and hospitality segments through sale of licenses to use our software products, and through providing services required to maintain our products, to install and implement our products, and in some cases to customize or create extensions for our products.  On occasion we also sell hardware products of third-party vendors on a distribution basis for the convenience of our customers and sell licenses to third-party software programs.  Our software license revenue is heavily influenced by the timing of customer purchases and installations, and the terms under which we sell software licenses.  Our software maintenance revenue, which currently constitutes a majority of our revenue, is derived primarily from one-year contracts that require payment at the beginning of the contract term and under which we recognize revenue ratably over the one-year contract period.  Our other services revenue is normally recognized over the time services are performed.

Infra Acquisition

Effective October 1, 2005, we acquired all of the outstanding shares of Infra Business Solutions, GmbH, a privately held German software company that is a reseller and development partner of SAP Business One, for $2.3 million dollars.  The purchase price consisted of cash plus warrants to purchase 200,000 shares of our common stock.  Based upon preliminary results of an assessment provided by an independent consultant, we assigned $343,000 of the purchase price to the value of net tangible assets acquired, $1.4 million to identifiable intangible assets, and $585,000 to goodwill.  The fair market value of the identifiable intangible assets purchased included Infra’s software product Infra:Net, a production planning system sold to small- to medium-sized manufacturers in the German, Swiss and Austrian markets at $676,000, non-contractual customer relationships are valued at $282,000, the licensing and royalty agreement at $25,000 and the employment contracts at $376,000.

Critical Accounting Policies and Estimates

The preparation of the financial information contained in this Form 10-Q requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  Our management evaluates these estimates on an ongoing basis, including those related to revenue recognition, the valuation allowance for deferred tax assets, the valuation of our accounts receivable, the valuation of our intangible assets, including goodwill and the recording of restructuring charges.  Except with respect to changes in the manner in which we account for share based compensation, as discussed below, there have been no material changes to the critical accounting policies as discussed in greater detail in the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K as filed with the SEC on December 20, 2005.

Stock-Based Compensation.  During the first quarter of 2006, we adopted the fair value method of accounting for stock-based compensation using the modified prospective method of transition as outlined in Financial Accounting Standards Board Statement No. 123R, Share-Based Payment (“SFAS No. 123R”). Under SFAS No. 123R, the estimated fair value of stock-based compensation, including stock options granted under our 2001 Stock Incentive Plan, is recognized as compensation expense. The estimated fair value of stock options is expensed on a straight-line basis over the expected term of the grant.  Prior to October 1, 2005, we accounted for stock-based employee compensation plans using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and its related interpretations. Under the provision of APB 25, no compensation expense was recognized when stock options were granted with exercise prices equal to or greater than market value on the date of grant.  Under the modified prospective method of transition that we adopted, compensation expense is recognized beginning with the effective date of adoption for all stock-based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption. Under the modified prospective method of transition, we are not required to restate our prior period financial statements to reflect expensing of stock-based compensation under SFAS No. 123R. Therefore the three-month results of December 31, 2005 are not directly comparable to the same period in the prior year.  Under SFAS No. 123R, we use the Black Scholes pricing model to estimate the fair value of the stock-based compensation as of the grant date. The Black-Scholes model by its design is highly complex, and dependent upon key data inputs estimated by management. The primary data input with the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of our stock price. The Black-Scholes model is highly sensitive to changes in these two data inputs. Beginning in the fourth quarter of fiscal 2005, we changed the estimated life of stock options granted from 10 years to 5 years based on a study of comparable companies and to reflect anticipated increased marketability and trading volume of our common stock.  We based our estimate of expected volatility for fiscal year 2006 on daily historical trading data of our common stock. For fiscal year 2005, we based our volatility estimate under the same method as fiscal year 2006. We selected the historical method primarily because we have not identified a more reliable or appropriate method to predict future volatility. See Note 2, Accounting for Stock-Based Compensation, to our financial statements for more information about the adoption of SFAS No. 123(R).

Results of Operations

For the quarter ended December 31, 2005, we reported total revenue of $16.7 million and a net loss of $227,000, or $0.01 per share, compared to total revenue of $17.3 million and a net loss of $666,000, or $0.02 per share, for the same period in 2004.    Loss from continuing operations was $653,000 for the quarter ended December 31, 2005 compared to $666,000 for the quarter ended December 31, 2004.  The change in the loss from continuing operations includes a favorable change due to the absence of interest expense in the quarter ended December 31, 2005 from the Senior Notes that were repaid in August 2005, while we incurred $1.0 million of interest expenses from those Notes in the quarter ended December 31, 2004.  This favorable impact was offset somewhat by $348,000 of additional expense incurred in the December 31, 2005 quarter, but not the December 31, 2004 quarter, as a result of the adoption of SFAS No. 123(R).

The following table summarizes revenue and operating results by reportable segment for the quarters ended December 31, 2005 and 2004:

	Three Months Ended December 31,
	2005		2004		% Change
Thousands	Revenue	Operating Income (Loss)	Revenue	Operating Income (Loss)	Revenue	Operating Income (Loss)

Manufacturing	$12,680	$3,723	$12,421	$3,658	2.1%	1.8%
Hospitality	4,062	246	4,856	459	(16.4)%	(46.4)%
Corporate		(4,790)		(3,953)		21.2%

Total Company	$16,742	$(821)	$17,277	$164	(3.1)%	NM *

*NM: Percentage not meaningful

Total revenue decreased 3.1% in the 2005 quarter and reflects a 2.1% increase for manufacturing offset by a 16.4% decrease for hospitality.  See below for a more detailed discussion of changes in revenue by reportable segment, revenue type and geography.  Operating income in the manufacturing group increased by 1.8%, primarily through cost controls.  The corporate group loss increased by 21.2%, due in large part to increased marketing efforts.  Hospitality operating income decreased 46.4% at the operating income line, due to declining maintenance revenue.

Revenue.  The following table summarizes revenue by reportable segment, revenue type and geography for the quarters ended December 31, 2005 and 2004:

	Three Months Ended December 31,
	2005			2004			% change
Thousands	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total

Revenue Type:
Software licenses	$1,759	$598	$2,357	$1,808	$489	$2,297	(2.7)%	22.3%	2.6%
Maintenance	7,862	2,643	10,505	7,587	3,546	11,133	3.6%	(25.5)%	(5.6)%
Professional services	2,790	565	3,355	2,659	520	3,179	4.9%	8.7%	5.5%
Third-party software and hardware	269	256	525	367	301	668	(26.7)%	(15.0)%	(21.4)%
	$12,680	$4,062	$16,742	$12,421	$4,856	$17,277	2.1%	(16.4)%	(3.1)%

Geography:
Americas	$7,283	$1,414	$8,697	$7,655	$1,822	$9,477	(4.9)%	(22.4)%	(8.2)%
Europe, Middle East & Africa	3,558	1,923	5,481	3,103	2,374	5,477	14.7%	(19.0)%	0.1%
Asia Pacific	1,839	725	2,564	1,663	660	2,323	10.6%	9.8%	10.4%
	$12,680	$4,062	$16,742	$12,421	$4,856	$17,277	2.1%	(16.4)%	(3.1)%

Manufacturing segment:  Total manufacturing revenue increased by $259,000 or 2.1%.  License revenue declined 2.7% in manufacturing as a result of weak sales of our core Fourth Shift product in the Americas region, where customers delayed projects.  This soft performance in the Americas more than offset good performance in our other two regions.  License revenue in the quarter includes two new customer contracts for our Fourth Shift Edition for SAP Business One solution. Maintenance revenues in manufacturing increased 3.6 % first quarter 2006.  Revenue generated from our new service offerings more than offset normal customer attrition.  These new services include remote system administration, and business process management.  Professional services revenue increased $131,000 or 4.9% due to new revenue from our acquisition of Infra in Germany.  Geographically, Europe, Middle East & Africa (EMEA) region experienced organic license and maintenance growth and generated increased revenue from the Infra acquisition.  The Asia Pacific region reported increases in license and maintenance revenue as the strength of the Chinese economy continues and our customers demand increased product and services.  The Americas region suffered from delayed projects resulting in lower license revenue.

Hospitality segment:  Total hospitality segment revenue decreased by $794,000 or 16.4% driven by reduced maintenance revenue.  License revenue increased due to the recognition of $205,000 of previously deferred revenue in the Asia Pacific region.  The 25.5% decrease in hospitality maintenance revenue was primarily due to continued attrition of maintenance related to legacy systems that are being phased out by customers.  Although we plan to partially offset this attrition with revenue from new sales of our Medallion and Portfolio products, sales of those products are not yet to the level necessary to compensate for the attrition.  Provided we are successful in meeting our new account sales objectives, we expect relatively flat hospitality maintenance revenue for the remainder of the year.  Geographically, hospitality revenue decreases are driven by the loss of maintenance revenue with EMEA and Asia Pacific regions experiencing greater attrition due to the higher base of customers using legacy products.

Gross Margin.  The following table summarizes gross profit as a percentage of revenue, or gross margin percentages, by reportable segment and revenue type for the quarters ended December 31, 2005 and 2004:

	Three Months Ended December 31,
	2005			2004
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total

Software licenses	47.9%	88.8%	58.3%	51.5%	50.1%	51.2%

Maintenance	77.2%	44.9%	69.1%	77.6%	48.4%	68.3%

Professional services	10.8%	2.3%	9.4%	21.9%	1.9%	18.7%

Third-party software and hardware	18.2%	52.3%	34.9%	25.1%	43.5%	33.4%

Total	57.3%	45.9%	54.5%	60.3%	43.3%	55.5%

Overall gross margin percentage decreased to 54.5% in the first quarter of 2006 from 55.5% in the first quarter of 2005.   The manufacturing segment’s software license gross margin percentage remained relatively flat year over year.  Cost of license revenue consists of amortization of acquired software, the amortization of capitalized costs for internally developed software, and the cost of third-party software embedded in some of our products.  Amortization is relatively fixed while royalty costs to third parties can fluctuate depending on product mix.  The manufacturing segment’s maintenance gross profit percentage also remained stable, due to a continued effort in cost savings, as we saw less revenue in the Americas region, but an increase in both the EMEA and APAC regions.  In addition, we are starting to recognize more cost savings resulting from our support center in Bangalore, India, which became fully operational in late 2004.  The support center has grown from fourteen people in December 2004 to thirty-one people in December 2005, and is now providing world-wide support.  The significant drop in the manufacturing professional services margin is due to moving several projects into the second quarter that were anticipated to occur in the first quarter of the 2006 fiscal year, thereby reducing utilization rates of full time consultants.

The decline in hospitality maintenance gross margin percentage is due to a large decline in maintenance revenue which was not yet offset by a similar decline in related costs.  Although hospitality cost of maintenance revenue decreased by $374,000, this did not fully compensate for the even larger revenue decline.  We also expect that hospitality maintenance gross margin percentages will benefit from our support center in Bangalore, India, as this location is now fully operational and from greater efficiencies as we begin generating more maintenance revenue on Medallion and Portfolio.  We did experience some growth in the hospitality professional services in connection with new Medallion installations with the release of Medallion 6.0 in January 2005.  We anticipate improvement in hospitality professional services gross margin percentage from custom development projects that have commenced and on which we will recognize revenue as work is completed.  In our European operations, the professional services gross profit percentage saw a moderate improvement over last year, as the first quarter of fiscal 2005 was adversely affected by the requirement to utilize consulting resources in nonbillable product upgrade testing activities.

Operating Expenses.  The following table summarizes operating expenses for the quarters ended December 31, 2005 and 2004:

	Three Months Ended December 31,
	2005		2004
Thousands		% of Total Revenue		% of Total Revenue	% Change

General and administrative	$4,723	28.2%	$4,837	28.0%	(2.4)%
Selling and marketing	2,788	16.7%	2,590	15.0%	7.6%
Research and product development	2,439	14.6%	2,002	11.6%	21.8%
Total operating expenses	$9,950	59.4%	$9,429	54.6%	5.5%

Operating expenses increased slightly quarter over quarter in dollars and as a percentage of revenue.  Our general and administrative expense decreased by approximately $114,000 primarily because of higher external professional fees associated with the internal control documentation project in the first quarter of 2005, but on which we recorded only $165,000 in the first quarter of 2006.  This was partially offset by the recognition of approximately $288,000 of stock option expense in the first quarter of this year, which was not recorded in previous years.

In addition, we expanded several of our selling and marketing efforts, stepped up demand generation activities in both business groups, increased business development efforts to support strategic partnerships, expansion in Germany, and corporate communications in support of our recent listing with the American Stock Exchange.

Research and product development expense was higher in the first quarter of 2006 as we now report the expenses from the recently acquired Infra Business Solutions, GmbH, along with a continued effort to improve certain hospitality products.  Research and development expenses for hospitality were 17.9% of hospitality revenue during first quarter of fiscal 2006 compared with 12.5% for the first quarter of 2005, due to a 16.4% decline in revenue, along with the recording of stock option expenses for the quarter, resulted in an increase in research and development as a percentage of revenue.  Research and development expenses for manufacturing were 13.4% of revenue in the quarter ended December 31, 2005 and 11.3% of manufacturing revenue in quarter ended December 31, 2004.

We made cash payments of $83,000 during the quarter ended December 31, 2004 related to employee severance and $96,000 related to lease commitments.  In the quarter ended December 31, 2005, we made cash payments of $21,000 related to employee severance.  A balance of $183,000 of accrued restructuring charges remained at December 31, 2005.

Non-Operating Items and other.  The following table summarizes non-operating income and expenses for the quarters ended December 31, 2005 and 2004, as well as our tax provision and discontinued operations:

	Three Months Ended
	December 31,
Thousands	2005	2004

Interest expense	$4	$1,003
Other income, net	85	273
Provision for (benefit from) income taxes	(87)	100
Income from discontinued operations, net of tax	426

Interest expense incurred in the first quarter of fiscal year 2005 was related to long-term institutional debt which was repaid in August 2005.  It included cash interest expense, amortization of capitalized financing costs and debt accretion of an original issue discount.

Other income, net, primarily consists of the effect of changes in foreign exchange rates on intercompany payables denominated in U.S. dollars.  Of the $85,000 of other income, net reflected on our consolidated statement of operations for the three months ended December 31, 2005; approximately $46,000 was due to the impact of the weakening of foreign currencies against the U.S. dollar.  We also recorded interest income of $62,000.  We do not currently utilize any derivative security instruments or engage in any hedging activities.

We recognized a tax benefit in continuing operations in the three months ended December 31, 2005, to the extent that income from discontinued operations has been offset by current period losses from continuing operations.  The benefit is stated net of amounts for our estimated domestic federal, state and international tax liabilities.  Our tax provision fluctuates due to the mix of forecasted results between domestic operations and our international subsidiaries.  Also, we have not recorded certain income tax benefits in either of the periods presented due to continued uncertainty regarding our ability to realize our deferred tax assets.

Upon re-assignment of a lease to a third party by the landlord during the first quarter of fiscal 2006, we reversed a $655,000 accrual.  This accrual was the remaining obligation from the Former Parent.  The benefit is recorded as income from discontinued operations and is shown net of income taxes of $229,000.  The reversal of this obligation resulted in income from discontinued operations of $426,000, net of income tax.

Liquidity and Capital Resources

As of December 31, 2005, we had $13.8 million of cash and cash equivalents and $654,000 of restricted cash.  Our working capital deficit (current assets less current liabilities), increased to $3.3 million at December 31, 2005 from $2.6 million at September 30, 2005.  This increase in working capital deficit is due to the $2.1 million increase in deferred revenue.  It is common to see our deferred revenue increase drastically during the first quarter, and even the second quarter, as annual maintenance contracts are renewed.  Deferred revenue was $17.4 million at December 31, 2005, compared with $15.3 million at September 30, 2005.  These deferred revenue obligations are typically satisfied for substantially less than the carrying value.  Deferred maintenance revenues comprise the majority of our deferred revenues and our cost to perform these revenues has recently been between 30% and 35% of total maintenance revenue.  Our most significant source of operating cash flows is derived from license, maintenance and service fees.  Our primary uses of cash from operating activities are for employee costs, third-party costs for services and the cost of our facilities.

Cash Flows from Operating Activities.  We generated $460,000 of cash from operating activities in the quarter ended December 31, 2005, a decrease of $208,000 from the $668,000 of cash generated in operating activities from the comparable period a year ago.  This change is comprised by a $13,000 decrease in our loss from continuing operations as well as an increase of $173,000 in our non-cash expenses, offset by a reduction of $394,000 in our operating assets and liabilities.

We had $1.7 million of non-cash expenses in the quarter ended December 31, 2005, which included $1.4 million of depreciation and amortization, and $348,000 of stock-based compensation, offset by a modest foreign currency gain of $52,000.  This compares to non-cash expenses of $1.5 million in the prior year, including $1.5 million of depreciation and amortization, $271,000 for non-cash interest, $271,000 for foreign currency transaction gains, and a benefit of $69,000 from provision for doubtful accounts.

Changes in operating assets and liabilities produced a usage of $593,000 million in the quarter ended December 31, 2005 as compared to a $199,000 use in the prior year. The most significant cash flow changes in the current year’s quarter relate to cash used to finance an increase of $570,000 in accounts receivable in the first quarter of 2006 compared to a $300,000 decrease in accounts receivable in the same period in 2005.  It is typical for accounts receivable to increase in the first quarter due to an increase in sales at the calendar year-end.  We generated $2.2 million in cash in the quarter ended December 31, 2005 from deferred revenue, compared with $1.4 million in cash generated from deferred revenue in the quarter ended December 31, 2004.  Strong collection of annual maintenance contracts is common in December, and generally continues into the early months of the calendar year.  It is typical for accounts receivable to increase in the first quarter due to an increase in sales at the calendar year-end.  We used $996,000 of cash to reduce accounts payable in the first quarter of 2006, as compared to a usage of $194,000 in the same quarter of the previous year, due to the timing of cash disbursements.

We believe that increased profitability and effective working capital management will yield continued cash generation from operating activities in fiscal 2006.

Cash Flows from Investing Activities. We used $2.1 million of cash in investing activities during the quarter ended December 31, 2005 and $171,000 for the quarter ended December 31, 2004.  We recorded approximately $1.9 million in investments in acquisitions, and approximately $215,000 of expenditures to upgrade and replace some of our internal computer hardware and other equipment.  We had limited expenditures for acquired technology or other intangible assets, reflecting the strategy following the September 2003 restructuring plan to focus hospitality development efforts on existing products and existing customers.  We expect investing activities in the remainder of fiscal 2006 to consist primarily of internal technology and system upgrades.

Cash Flows from Financing Activities.  We used $437,000 of cash in financing activities in the quarter ended December 31, 2005 and $131,000 in the quarter ended December 31, 2004 primarily related to payments for debt incurred in connection with acquisitions, as well as $408,000 in preferred stock dividends, offset by $76,000 of proceeds on issuance of common stock.

Commitments and Capital Adequacy.  As of December 31, 2005, our primary commitments are for leased office space in Minneapolis, Minnesota; Wichita, Kansas; Reading, England; Tianjin, China; and Sydney, Australia and payments on the long-term debt and lease obligations.

We believe that cash flows from operations, expected to improve with 2006 results, together with our cash and cash equivalents, will be sufficient to meet our commitments and our cash requirements for at least the next twelve months.

Forward-Looking Statements

Our Form 10-Q contains a number of statements about our future operations.  We make statements regarding anticipated product introductions, changes in markets, customers and customer order rates, expenditures in research and development, growth in revenue, taxation levels, the effects of pricing, and the growth in our foreign operations, all of which represent our expectations and beliefs about future events.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar words and expressions.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from those expressed or implied by these forward-looking statements.  The factors that may cause our operations to vary materially from those contemplated by our forward-looking statements are described in detail in our Form 10-K dated December 20, 2005, and include:

•                  Economic and market conditions.

•                  Downturns in the hospitality or manufacturing markets.

•                  Our increasing dependence upon our relationship with SAP.

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

•                  The effect of a change, effective for periods beginning after October 1, 2005, in accounting for stock options and other stock based benefits on our reported operating results.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in market risk for the Company in the period covered by this report. See the Company’s Form 10-K as filed with the SEC on December 20, 2005, for a discussion of market risk for the Company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation and because of the material weaknesses in internal control over financial reporting discussed below, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.  Notwithstanding the material weaknesses discussed below, the Company’s management has concluded that the financial statements included in this Form 10-Q fairly present in all material respects the Company’s financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting.  Except as noted below, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Although we have not yet been required to assess and report on the effectiveness of our internal control over financial reporting, we have concluded that we did not maintain effective internal controls over accounting for income taxes required under SFAS No. 109.  Specifically, we did not maintain effective controls to ensure that the tax accounting was accurately presented for unique transactions and situations or that the related tax accounting was appropriately reviewed to ensure compliance with generally accepted accounting principles.  This control deficiency resulted in the restatement of our interim and annual consolidated financial statements for the year ended September 30, 2004, and the interim consolidated financial statements during fiscal year 2005 (the quarters ended December 31, 2004 and March 31, 2005).  This control deficiency could result in a misstatement to the tax provision and related tax accounts and disclosures in the financial statements that would result in a material misstatement in the annual or interim financial statements that would not be prevented or detected.  Accordingly, management determined that this control deficiency represents a material weakness in internal control over financial reporting as of December 31, 2005.

We did not maintain effective controls over the period-end financial reporting process to ensure that our June 30, 2005 Form 10-Q was originally filed accurately.  Specifically, in our rushed attempt to correct the income tax accounting for 2004 by the filing deadline in the context of the aforementioned control deficiency we filed our June 30, 2005 Form 10-Q prior to completion of the usual review controls and procedures.  The Form 10-Q as originally filed contained errors in the cash flow statement, the restatement footnote and MD&A sections regarding the restatement.  This control deficiency resulted in the need to amend our June 30, 2005 Form 10-Q.  This control deficiency could result in a misstatement to the aforementioned disclosures in the financial statements that would result in a material misstatement in the annual or interim financial statements that would not be prevented or detected.  Accordingly, management determined that this control deficiency represents a material weakness in internal control over financial reporting as of December 31, 2005.

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

Item 1A – Risk Factors

Reference is made to the factors set forth under the caption “Forward-Looking Statements” in Part I, Item 2 of this Form 10-Q, which are incorporated herein by reference.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3—Default Upon Senior Securities

Not applicable.

Item 4—Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5—Other Information

Not applicable.

Item 6—Exhibits

10.1                           Form of SoftBrands, Inc. Stock Award Agreement

10.2                           Form of SoftBrands, Inc. Stock Appreciation Right Agreement

10.3                           Executive Compensation Plan for Randal B. Tofteland

10.4                           Executive Compensation Plan for David G. Latzke

10.5                           Executive Compensation Plan for Ralf Suerken

10.6                           Executive Compensation Plan for Steven VanTassel

31.1                           Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Randal B. Tofteland.

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

Date: February 14, 2006

SoftBrands, Inc.

	By:	/s/ DAVID G. LATZKE
David G. Latzke Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENTS

10.1	Form of SoftBrands, Inc. Stock Award Agreement

10.2	Form of SoftBrands, Inc. Stock Appreciation Right Agreement

10.3	Executive Compensation Plan for Randal B. Tofteland

10.4	Executive Compensation Plan for David G. Latzke

10.5	Executive Compensation Plan for Ralf Suerken

10.6	Executive Compensation Plan for Steven VanTassel

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Randal B. Tofteland.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – David G. Latzke.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002