Form 10-Q
period 2006-03-31
SoftBrands, Inc.
filed 2006-05-15
CIK 1311926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

YES    ☐    NO    ☒

The number of shares of the registrant’s common stock outstanding as of March 31, 2006 was 40,160,199.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

SoftBrands, Inc.

Consolidated Balance Sheets

in thousands, except share and per share data

(unaudited)

	March 31,	September 30,
	2006	2005

Assets
Current assets
Cash and cash equivalents	$14,706	$16,034
Accounts receivable, net	6,452	5,363
Prepaid expenses and other current assets	1,620	1,134
Total current assets	22,778	22,531
Furniture, fixtures and equipment, net	1,925	1,986
Restricted cash	663	648
Goodwill	23,538	22,947
Intangible assets, net	2,989	3,783
Other long-term assets	20	6
Total assets	$51,913	$51,901
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt and capital leases	$46	$260
Accounts payable	1,238	2,240
Accrued expenses	4,835	5,707
Accrued restructuring costs	181	203
Deferred revenue	18,568	15,355
Other current liabilities	968	1,352
Total current liabilities	25,836	25,117

Other long-term liabilities	321	292
Total liabilities	26,157	25,409
Stockholders’ equity
Series A Convertible Preferred Stock, $0.01 par value; 300,000 shares authorized; no shares issued or outstanding
Series B Convertible Preferred Stock, $0.01 par value; 4,331,540 shares authorized, issued and outstanding; liquidation value of $4,591	5,068	5,068
Series C Convertible Preferred Stock, $0.01 par value; 20,027 shares authorized, 18,000 shares issued and outstanding; liquidation value of $18,000 plus unpaid dividends	15,065	15,065
Common stock, $0.01 par value; 110,000,000 shares authorized; 40,160,199 and 40,030,000 shares issued and outstanding, respectively	402	400
Additional paid-in capital	174,580	173,756
Accumulated other comprehensive loss	(1,858)	(1,893)
Accumulated deficit	(167,501)	(165,904)
Total stockholders’ equity	25,756	26,492
Total liabilities and stockholders’ equity	$51,913	$51,901

The accompanying notes are an integral part of these consolidated financial statements.

SoftBrands, Inc.

Consolidated Statements of Operations

in thousands, except per share data
(unaudited)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2006	2005	2006	2005

Revenue
Software licenses	$2,561	$2,483	$4,918	$4,780
Maintenance & support	10,462	10,995	20,967	22,128
Professional services	3,707	3,250	7,062	6,429
Third-party software and hardware	646	658	1,171	1,326
Total revenue	17,376	17,386	34,118	34,663
Cost of revenues
Software licenses	933	1,088	1,916	2,208
Maintenance & support	3,294	3,478	6,542	7,011
Professional services	3,214	2,611	6,254	5,197
Third-party software and hardware	433	385	775	830
Total cost of revenues	7,874	7,562	15,487	15,246
Gross profit	9,502	9,824	18,631	19,417
Operating expenses
Selling, general and administrative	8,275	7,655	15,786	15,082
Research and product development	2,553	2,027	4,992	4,029
Restructuring related		(261)		(261)
Total operating expenses	10,828	9,421	20,778	18,850
Operating income (loss)	(1,326)	403	(2,147)	567
Interest expense	(2)	(1,022)	(6)	(2,025)
Other income, net	88	(86)	173	187
Loss from continuing operations before provision for income taxes	(1,240)	(705)	(1,980)	(1,271)
Provision for income taxes	92	190	5	290
Loss from continuing operations	(1,332)	(895)	(1,985)	(1,561)
Discontinued operations
Income (loss) from discontinued operations, net of tax	(38)		388
Net loss	(1,370)	(895)	(1,597)	(1,561)

Preferred stock dividends	273		546

Net loss applicable to common shareholders	$(1,643)	$(895)	$(2,143)	$(1,561)

Basic and diluted earnings (loss) per common share
Continuing operations	$(0.04)	$(0.02)	$(0.06)	$(0.04)
Discontinued operations	$(0.00)		$0.01	$—
Net loss	$(0.04)	$(0.02)	$(0.05)	$(0.04)

Weighted average basic and diluted shares outstanding	40,137	40,030	40,088	40,030

The accompanying notes are an integral part of these consolidated financial statements.

SoftBrands, Inc.

Consolidated Statements of Cash Flows

in thousands
(unaudited)

	Six Months Ended
	March 31,	March 31,
	2006	2005

Cash flow from operating activities
Loss from continuing operations	$(1,985)	$(1,561)
Adjustments to reconcile loss from continuing operations to net cash provided by continuing operations
Depreciation and amortization	2,792	2,929
Share-based compensation expense	935
Noncash interest expense		586
Foreign currency transaction gains		(124)
Restructuring related		(261)
Provision for (Recoveries of) doubtful accounts	(4)	75
Change in operating assets and liabilities, net of effect of acquisitions
Accounts receivable	(984)	(55)
Prepaid expenses and other current assets	(404)	10
Accounts payable	(1,045)	(112)
Accrued expenses	(625)	(1,359)
Accrued restructuring costs	(22)	(689)
Deferred revenue	3,298	1,440
Other current liabilities	(306)	(270)
Other long-term assets and liabilities	(48)	(59)
Net cash provided by operating activities	1,602	550
Cash flow from investing activities
Purchases of furniture, fixtures and equipment	(547)	(358)
Capitalized software development costs		(191)
Acquisition, net of cash acquired	(1,907)
Net cash used in investing activities	(2,454)	(549)
Cash flow from financing activities
Repayment of long-term debt and capital leases	(214)	(226)
Proceeds on issuance of common stock	195
Preferred stock dividends paid	(408)
Net cash used in financing activities	(427)	(226)
Effect of exchange rates on cash balances	(49)	(424)
Change in cash and cash equivalents	(1,328)	(649)
Cash and cash equivalents
Beginning of period	16,034	9,719
End of period	$14,706	$9,070

The accompanying notes are an integral part of these consolidated financial statements.

SoftBrands, Inc.

Notes to Consolidated Financial Statements

(unaudited)

1.                                      Basis of Presentation

The unaudited consolidated financial statements included herein reflect all adjustments, in the opinion of management, necessary to fairly state the consolidated financial position, results of operations and cash flows of SoftBrands, Inc. (the “Company”) for the periods presented. These adjustments consist of normal, recurring items unless otherwise noted. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates. The results of operations for the three and six months ended March 31, 2006 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending September 30, 2006. These statements do not contain certain information included in the Company’s annual financial statements and notes. The accompanying interim consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s fiscal 2005 Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on December 20, 2005.

2.                                      Share-based Compensation

On December 13, 2001, the Company’s Board of Directors and shareholders approved the SoftBrands, Inc. 2001 Stock Incentive Plan, which has a total of 12,400,000 shares of the Company’s common stock reserved for issuance under options, including incentive stock options (“ISOs”) and other stock options, restricted stock awards, stock appreciation rights, dividend rights and other share-based awards thereunder.  The plan provides that employees, directors and consultants are eligible to receive awards thereunder, that the Compensation Committee of the Board of Directors is authorized to establish the terms of such awards, as long as, in the case of ISOs, the term does not exceed ten years from the date of grant and  the exercise price of the options is  not less than fair value on the date of grant.  Through March 31, 2006, 7,906,794 of the options granted had become exercisable. In the fiscal quarter ended December 31, 2005 the Company’s Compensation Committee for the first time approved equity awards to management which consisted of restricted stock units (“RSUs”) and stock appreciation rights (“SARs”). The Company promptly issues and delivers, out of the reservation created for the plan from its authorized but unissued common stock, shares upon exercise of options or stock appreciation rights, or upon vesting of restricted stock units, and has no current expectation of repurchasing shares to replace the shares so issued.

Effective October 1, 2005 the Company adopted the fair value method of accounting for share-based compensation arrangements in accordance with Financial Accounting Standards Board (“FASB”) Statement No123R, Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective method of transition. Under the provisions of SFAS No. 123(R), the estimated fair value of share based awards granted under the 2001 Stock Incentive Plan is recognized as compensation expense over the vesting period. Using the modified prospective method, compensation expense is recognized beginning with the effective date of adoption of SFAS No. 123(R) for all share based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption.

Prior to October 1, 2005, the Company accounted for share-based employee compensation plans using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and its related interpretations. Under the provisions of APB 25, no compensation expense was recognized when stock options were granted with exercise prices equal to or greater than market value on the date of grant.

The Company recorded $587,000, or $0.01 per share and $935,000, or $0.02 per share of total share-based compensation expense for the three and six months ended March 31, 2006, respectively, as required by the provisions of SFAS No. 123(R). The share-based compensation expense is calculated on a straight-line basis over the vesting periods of the related options, RSUs and SARs. This charge had no impact on the Company’s reported cash flows. For the three and six months ended March 31, 2005, the Company recorded no share-based compensation expense pursuant to APB 25. The allocation of the share-based compensation expense for the three and six months ended March 31, 2006 was as follows:

	March 31, 2006
	Three Months	Six Months
Thousands	Ended	Ended
Cost of revenue	$67	90
Selling, general and administrative expenses	445	748
Research and Development	75	97
Total	$587	$935

Under the modified prospective method of transition under SFAS No. 123(R), the Company is not required to restate its prior period financial statements to reflect expensing of share-based compensation under SFAS No. 123(R). Therefore, the results as of March 31, 2006 are not directly comparable to the same period in the prior year.

As required by SFAS No. 123(R), the Company has presented pro forma disclosures of its net loss and net loss per share for the prior year period assuming the estimated fair value of the options outstanding during the period ended March 31, 2005 was amortized to expense over the option-vesting period as illustrated below.

	March 31, 2005
	Three Months	Six Months
Thousands	Ended	Ended

Net loss, as reported	$(895)	$(1,561)
Less total stock-based compensation expense determined under fair value based method for all awards	(1,406)	(1,683)
Pro forma net loss	$(2,301)	$(3,244)

Basic and diluted loss per common share
As reported	$(0.02)	$(0.04)
Pro forma	$(0.06)	$(0.08)

The pro forma share-based compensation expense for the three and six month periods ending March 31, 2005 includes an additional $1.0 million to record the effect of the accelerated vesting. Prior to March 15, 2005 when the Company’s registration under Section 12(g) of the Securities Exchange Act of 1934 became effective, options had a seven year cliff vesting period.  Under initial terms of the options, vesting was accelerated on March 15, 2005 and vesting now occurs over three-to-four-year terms.

The fair market value of each share-based option is estimated on the date of grant using a Black-Scholes valuation method that uses the assumptions noted in the following table. The weighted average option life is a significant assumption as it determines the period for which the risk-free interest rate, volatility, and dividend yield must be applied. The expected life is the estimated average length of time over which the options will be exercised. In the fourth quarter of fiscal 2005, the Company changed the expected life of options granted from 10 years to 5 years based on a market study of comparable companies and to reflect anticipated increased marketability and trading volume of SoftBrands, Inc. common stock due to the approved listing and trading on the American Stock Exchange effective December 27, 2005. The risk-free interest rate is based on the five-year Treasury constant maturity interest rate whose term is consistent with the expected life of our stock options. An outside valuation advisor was used to assist the company in more accurately projecting expected stock price volatility considering both historical data and observable market prices of similar equity instruments.

				Weighted-
	Risk-Free	Dividend	Volatility	Average Option
	Interest Rate	Yield	Factor	Life (Years)
Fiscal Year 2006	4.41%	0%	80%	5
Fiscal Year 2005	4.09%	0%	80%	9.5

The Black-Scholes option-pricing model requires the input of highly subjective assumptions. The Company’s employee stock options have characteristics significantly different from those of traded options. Because changes in the subjective input assumptions can materially affect the fair value estimate, management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies, which could materially impact the Company’s fair value determination.

A summary of option activity under the 2001 Stock Incentive Plan as of March 31, 2006, and changes during the three-and six-month periods then ended are presented below.

		Weighted-	Weighted-Average	Aggregate
	Number of	Average	Remaining Contractual	Intrinsic
	Options	Exercise Price	Life (Years)	Value (in thousands)

Outstanding balance, September 30, 2005	10,487,500	$2.20
Granted	145,500	$1.88
Exercised	(41,500)	$1.50		$17
Forfeited	(252,626)	$1.51
Outstanding balance, December 31, 2005	10,338,874	$2.21	7.0	$2,602
Granted	—	—
Exercised	(88,699)	$1.50		$40
Forfeited	(214,627)	$1.53
Outstanding balance March 31, 2006	10,035,548	$2.22	6.8	—

Exercisable shares as of March 31, 2006	7,906,794	$2.39	6.4	—

The weighted-average, grant-date fair value of options granted during the six-month period ended March 31, 2006 and 2005 was $1.23 and $1.75, respectively.

Restricted Stock Units and Stock Appreciation Rights

On December 29, 2005, the Company’s Compensation Committee approved equity awards to management employees under the SoftBrands, Inc. 2001 Stock Incentive Program.  To better optimize the cost of the Company’s equity incentives under SFAS 123(R), the awards consisted of restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) rather than stock options.  In total, the Committee granted RSUs to acquire 362,000 shares of common stock, and SARs with respect to 237,500 shares of common stock. The SARs were assigned a fair value at $1.27 per share using the Black Scholes valuation model using the same assumptions used for share-based options.

In general, RSU grants vest and require SoftBrands to issue to the employee 25% of the shares subject to the grant on the first, second, third and fourth annual anniversaries of the date of grant, provided the employee remains an employee of the Company or a subsidiary on those dates. The estimated fair value of RSUs is based on the fair market value of the Company's common stock on the date of grant.

A summary of the status of the Company’s unvested shares as of March 31, 2006, and changes during the three-and six- month periods then ended are presented below.

		Weighted-Average
	Nonvested	Grant-Date
	Shares	Fair Value
Nonvested balance, September 30, 2005	—	—
Granted	362,000	$2.08
Vested	—	—
Forfeited	—	—
Nonvested balance, December 31, 2005	362,000	$2.08
Granted	—	—
Vested	—	$—
Forfeited	(13,000)	$2.08
Nonvested balance, March 31, 2006	349,000	$2.08

Each of the SAR grants also vest on the first, second, third and fourth anniversaries of the date of grant with respect to 25% of the shares, provided the employee remains employed with the Company or a subsidiary on that date, and expire on the fifth anniversary of the date of grant.  The SARs entitle the employee, once vested and exercised, to receive shares of SoftBrands common stock having a value on the date of exercise equal to the excess of the fair market value of the shares on the date of exercise over the fair market value of the shares on the date of grant. During the quarter ending March 31, 2006, an additional 5,000 SARs were granted (valued at $1.05 per share) and 30,000 SARs were forfeited. The total outstanding at March 31, 2006 is 212,500.

As of March 31, 2006, there was $3,176,053, net of estimated forfeitures, of total unrecognized compensation expense related to stock–based arrangements granted under the 2001 Stock Incentive Plan. This expense is expected to be recognized over a weighted-average period of 2.0 years.

3.                                      Net Income (Loss) Per Share

Net income (loss) per share is computed under the provisions of SFAS No. 128, Earning per Share. Basic earnings per share is computed using net income (loss) available to common shareholders and the weighted average number of shares outstanding. Income (loss) available to common shareholders includes the impact of dividends on the Company’s Series C Convertible Preferred Stock which was issued in August  2005. Diluted earnings per share reflects the weighted average number of shares outstanding plus any potentially dilutive shares outstanding during the period, calculated using the “treasury stock” method. In accordance with EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, the Company’s Series B Convertible Preferred Stock and Series C Preferred Stock is considered in both the basic and diluted earnings per share calculations, subject to the applicable antidilution provisions.

For the three and six months ended March 31, 2006, 4,331,540 shares of Series B Convertible Preferred Stock and 18,000 shares of Series C Convertible Preferred Stock were not considered in the calculation of basic or diluted earnings per share because the Company had net losses and based on the contractual terms, holders of neither the Series B Convertible Preferred Stock nor the Series C Convertible Preferred Stock have the obligation to share in the losses of the Company. In addition, for the periods ended March 31, 2006, SARs, RSUs, options and warrants to purchase 16,675,504 shares of the Company’s common stock were not considered in the calculation of diluted earnings per share because the impact would be antidilutive.

For the three and six months ended March 31, 2005, 4,331,540 shares of Series B Convertible Preferred Stock and options and warrants to purchase 14,594,000 shares of the Company’s common stock were not considered in the calculation of diluted earnings per share because the Company had net losses and to do so would have been antidilutive. There were no Series C Convertible Preferred Stock shares issued and outstanding at March 31, 2005.

4.                                      Discontinued Operations

The Company records any recoveries from the liquidating trust of AremisSoft Corporation (the “Former Parent”) and any associated expenses as income or loss from discontinued operations. Upon separation from the Former Parent, the Company established an accrual related to lease expense for premises occupied by the Former Parent in the Europe, Middle East and Africa (“EMEA”). Upon re-assignment of the lease to a third party during the first quarter ended December 31, 2005, the Company reversed the remaining $655,000 balance of the accrual. The benefit is recorded as income from discontinued operations and is shown net of income taxes of $267,000.

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

During the year ended September 30, 2004, the Company ceased using two international facilities and recorded restructuring charges of $981,000 for lease costs that were to continue. Of this amount, $728,000 was taken during the first quarter of fiscal year 2004. These charges are an extension of the September 2003 restructuring program (see below) and reflect the Company’s desire to consolidate certain of its hospitality and manufacturing operations. These costs were reversed in the second quarter of fiscal year 2005 with the closing of leased space in our EMEA region. There were no more restructuring-based lease commitments as of September 30, 2005.

On September 30, 2003, the Company announced a restructuring and reorganization plan that primarily affected the Hospitality segment. The plan’s near-term focus was to support current customers’ needs and return the business to profitability. All product strategies and investment decisions were re-assessed. As a result, certain development projects were deferred or cancelled while other projects were afforded focused efforts to complete. The plan included the closure or consolidation of several offices in various U.S. and international locations and the elimination of approximately 120 positions. The initial restructuring charges related to this program were taken in September 2003. An additional restructuring charge of $490,000 was taken during the year ended September 30, 2004, primarily for additional employee severance related to the remaining 30 identified positions and contract terminations. As of September 30, 2005, the remaining balance of this plan was $33,000. During the six-month period ended March 31, 2006, the Company made cash severance payments of $18,000. At March 31, 2006, the remaining employee severance accrual for this program was $15,000, all of which is continued carryover from regions outside of the U.S.

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

In conjunction with the acquisition of Fourth Shift Corporation in April 2001, the Company assumed accrued restructuring liabilities related to employee termination costs and facility consolidation. At March 31, 2006, $166,000 of this restructuring liability was remaining and is required for special one-time retirement benefits that the Company is obligated to pay for three former employees.

The following table presents a summary of the Company’s restructuring activities during the six months ended March 31, 2006 and the year ended September 30, 2005:

	Employee
	Severance and
	Termination	Lease
Thousands	Costs	Commitments	Total

Balance at September 30, 2004	$466	$748	$1,214
Adjustments and reversals	(81)	(180)	(261)
Cash payments and other (1)	(182)	(568)	(750)
Balance at September 30, 2005	203		203
Cash payments and other (1)	(22)		(22)

Balance at March 31, 2006	$181	$—	$181

(1)          The impact of foreign currency translation is included with cash payments.

6.                                      Comprehensive Income (loss)

Total comprehensive loss was $1.3 million and $800,000 for the three months ended March 31, 2006 and 2005, respectively. Total comprehensive loss was $1.6 million and $2.1 million for the six months ended March 31, 2006 and 2005, respectively. Comprehensive loss differs from net loss due to foreign currency translation adjustments.

7.                                      Acquisition

Effective October 1, 2005, the Company acquired all of the outstanding shares of Infra Business Solutions GmbH (“Infra”), a privately held German software company that is a reseller and development partner of SAP Business One, for approximately $2.3 million. The purchase price includes cash of approximately $1.9 million (net of cash acquired), warrants to purchase 200,000 shares of our common stock valued at $227,000 and closing costs. The acquisition gives the Company presence in Germany and the ability to use Infra’s established channel partners to introduce Fourth Shift Edition for SAP Business One to the German market. As a result of the acquisition of Infra, the Company acquired $1.4 million of identifiable intangible assets that have estimated useful lives of three to four years and are being amortized on accelerated and straight-line methods. The fair market value of the identifiable intangible assets purchased included Infra’s software product Infra:Net, a production planning system sold to small- to medium-sized manufacturers in the German, Swiss and Austrian markets at $676,000, non-contractual customer relationships valued at $282,000, a licensing and royalty agreement valued at $25,000 and employment contracts valued at $376,000. Goodwill of $585,000 was assigned to the manufacturing operating segment. The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed:

Current assets	$413,000
Furniture and fixtures	26,000
Other non-current assets	15,000
Identifiable intangible assets	1,359,000
Goodwill	585,000
Total assets acquired	2,398,000

Current liabilities	111,000

Net assets acquired	$2,287,000

The results of operations of Infra have been included in the Company’s consolidated statements of operations since the date of the acquisition. The pro forma impact of the Infra acquisition was not significant to the results of the Company for the  six months ended March 31, 2006 or the three or six months ended March 31, 2005.

8.                                      Goodwill and Intangible Assets

The Company assesses goodwill for impairment under the annual requirement of SFAS No. 142, Goodwill and Other Intangible Assets, or when impairment indicators arise.  The Company’s September 30, 2005 annual assessment resulted in no impairments.

There was an increase of $585,000 to goodwill during the six months ended March 31, 2006, which was due entirely to the Infra acquisition in October 2005.

Net intangible assets at March 31, 2006 and September 30, 2005, were comprised of the following:

	March 31, 2006			September 30, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Thousands	Amount	Amortization	Amount	Amount	Amortization	Amount

Acquired technology	$21,103	$(19,001)	$2,102	$20,436	$(17,168)	$3,268
Capitalized software development	1,093	(792)	301	1,094	(610)	484
Other	932	(346)	586	252	(221)	31
Intangible assets	$23,128	$(20,139)	$2,989	$21,782	$(17,999)	$3,783

Total amortization of intangibles was $1.1 million and $1.2 million for the three months ended March 31, 2006 and 2005, respectively. Total amortization of intangibles was $2.2 million and $2.3 million for the six months ended March 31, 2006 and 2005, respectively. Based on the intangibles at March 31, 2006, estimated amortization expense for each of the next four years is as follows:

Year Ending September 30 (thousands)
Remainder of fiscal year 2006	$1,041
2007	947
2008	720
2009	253
2010	28
$2,989

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

	Three Months Ended March 31,
	2006		2005
Thousands	Revenue	Operating Income (Loss)	Revenue	Operating Income (Loss)

Manufacturing	$12,962	$3,683	$11,951	$3,394
Hospitality	4,414	549	5,435	1,472
Corporate		(5,558)		(4,463)

Total Company	$17,376	$(1,326)	$17,386	$403

	Six Months Ended March 31,
	2006		2005
Thousands	Revenue	Operating Income (Loss)	Revenue	Operating Income (Loss)

Manufacturing	$25,642	$7,406	$24,372	$7,052
Hospitality	8,476	795	10,291	1,931
Corporate		(10,348)		(8,416)

Total Company	$34,118	$(2,147)	$34,663	$567

	Three Months Ended March 31,
	2006			2005
Thousands	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total

Geography:
Americas	$7,643	$1,717	$9,360	$7,287	$2,274	$9,561
Europe, Middle East & Africa	3,654	2,227	5,881	3,029	2,516	5,545
Asia Pacific	1,665	470	2,135	1,635	645	2,280
	$12,962	$4,414	$17,376	$11,951	$5,435	$17,386

	Six Months Ended March 31,
	2006			2005
Thousands	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total

Geography:
Americas	$14,926	$3,131	$18,057	$14,942	$4,096	$19,038
Europe, Middle East & Africa	7,212	4,150	11,362	6,132	4,890	11,022
Asia Pacific	3,504	1,195	4,699	3,298	1,305	4,603
	$25,642	$8,476	$34,118	$24,372	$10,291	$34,663

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

Business Overview

SoftBrands, Inc. provides enterprise software and support solutions to approximately 4,000 customers in more than 60 countries.  We are organized into two reportable segments:  manufacturing and hospitality. Our manufacturing business designs, develops and sells enterprise resource planning software and services to small and medium-sized manufacturing concerns.  Our principal products in this segment include Fourth Shift Edition for SAP Business One, our newest product that is sold with SAP’s Business One product suite to small and medium-sized manufacturers and to plants or divisions of multinational enterprises; Fourth Shift, our core manufacturing enterprise software solution aimed at small-to mid-sized manufacturers; evolution, a software system designed to serve niche manufacturing markets that is particularly suitable for ‘converter’ manufacturers; and Demand Stream, a lean enterprise automation software system that was introduced in 2003. Our hospitality business designs, develops and sells software and services that support the enterprise information management needs of hotels and resorts.  Principal products in the hospitality segment include Medallion, a Windows®-based property management system designed primarily for independent hotels and hotel chains; PORTfolio, a comprehensive client/server hotel system for both the front- and back-office operations of single-site and multi-property hotels; and RIO, a leisure management system that supports the activities of spas, health clubs and resorts. Because much of our administrative and support staff provides services to both segments, we also report in this Management’s Discussion unallocated corporate expenses as part of a “Corporate” segment.

We derive revenue in both of our manufacturing and hospitality segments through sale of licenses to use our software products and through providing services required to maintain our products, to install and implement our products, and in some cases to customize or create extensions for our products.  On occasion we also sell hardware products of third-party vendors on a distribution basis for the convenience of our customers and sell licenses to third-party software programs.  Our software license revenue is heavily influenced by the timing of customer purchases and installations and the terms under which we sell software licenses.  Our software maintenance revenue, which currently constitutes a majority of our revenue, is derived primarily from one-year contracts that require payment at the beginning of the contract term and under which we recognize revenue ratably over the one-year contract period.  Our other services revenue is normally recognized over the time services are performed.

Infra Acquisition

Effective October 1, 2005, we acquired all of the outstanding shares of Infra Business Solutions GmbH, a privately held German software company that is a reseller and development partner of SAP Business One, for approximately $2.3 million. The purchase price consisted of cash plus warrants to purchase 200,000 shares of our common stock. We assigned $343,000 of the purchase price to the value of net tangible assets acquired, $1.4 million to identifiable intangible assets, and $585,000 to goodwill. The fair market value of the identifiable intangible assets purchased included Infra’s software product Infra:Net, a production planning system sold to small- to medium-sized manufacturers in the German, Swiss and Austrian markets valued at $676,000, non-contractual customer relationships valued at $282,000, a licensing and royalty agreement valued at $25,000 and  employment contracts valued at $376,000.

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

Share-based Compensation. During the first quarter of 2006, we adopted the fair value method of accounting for share-based compensation using the modified prospective method of transition as outlined in Financial Accounting Standards Board Statement No. 123R, Share-Based Payment (“SFAS No. 123R”). Under SFAS No. 123R, the estimated fair value of share-based compensation, including stock options granted under our 2001 Stock Incentive Plan, is recognized as compensation expense. The estimated fair value of stock options is expensed on a straight-line basis over the vesting period. Prior to October 1, 2005, we accounted for share-based employee compensation plans using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and its related interpretations. Under the provisions of APB 25, no compensation expense was recognized when stock options were granted with exercise prices equal to or greater than market value on the date of grant. Under the modified prospective method of transition that we adopted, compensation expense is recognized beginning with the effective date of adoption for all share-based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption. Under the modified prospective method of transition, we are not required to restate our prior period financial statements to reflect expensing of share-based compensation under SFAS No. 123R. Therefore the three and six month results of March 31, 2006 are not directly comparable to the same period in the prior year. Under SFAS No. 123R, we use the Black-Scholes pricing model to estimate the fair value of the share-based compensation as of the grant date. The Black-Scholes model by its design is highly complex, and dependent upon key data inputs estimated by management. The primary data input with the greatest degree of subjective judgment are the estimated lives of the share-based awards and the estimated volatility of our stock price. The Black-Scholes model is highly sensitive to changes in these two data inputs. Beginning in the fourth quarter of fiscal 2005, we calculated the 5-year estimated life of stock options granted using the information and guidance from an analysis by an independent compensation consultant. We based our estimate of expected volatility for fiscal year 2006 on daily historical trading data of our common stock. For fiscal year 2005, we based our volatility estimate under the same method as fiscal year 2006. We selected the historical method primarily because we have not identified a more reliable or appropriate method to predict future volatility. See Note 2, Accounting for Share-based Compensation, to our financial statements for more information about the adoption of SFAS No. 123(R).

Results of Operations

For the three months ended March 31, 2006, we reported total revenue of $17.4 million and a net loss of $1.4 million, or $0.04 per share, compared to total revenue of $17.4 million and a net loss of $895,000, or $0.02 per share, for the same period in 2005. The results for the quarter ended March 31, 2006, include $587,000 of share-based compensation resulting from the adoption of SFAS No. 123(R) on October 1, 2005, $395,000 in severance costs and an expense of $460,000 related to lease obligations in the United Kingdom, partially offset by a $1.0 million decrease in interest expense. The new lease terms in the U.K. will result in approximately a $480,000, or 49% decrease in annual rent expense for the Reading facility. The decrease in interest expense was from the Senior Notes that were repaid in August 2005.

For the six months ended March 31, 2006, we reported total revenue of $34.1 million and a net loss of $1.6 million, or $0.05 per share, compared to total revenue of $34.7 million and a net loss of $1.6 million, or $0.04 per share, for the same period in 2005. Loss from continuing operations was $2.0 million for the six months ended March 31, 2006 compared to $1.6 million for the six months ended March 31, 2005. The change in the loss from continuing operations includes $935,000 of  SFAS No. 123(R) share-based compensation expense, $395,000 in severance costs and an expense of $460,000 related to lease obligations in the United Kingdom, partially offset by a $2.0 million decrease in interest expense.

The following table summarizes revenue and operating results by reportable segment for the three and six months ended March 31, 2006 and 2005:

Three Months Ended March 31,

2006

2005

% Change

Thousands	Revenue	Operating Income (Loss)	Revenue	Operating Income (Loss)	Revenue	Operating Income (Loss)

Manufacturing	$12,962	$3,683	$11,951	$3,394	8.5%	8.5%
Hospitality	4,414	549	5,435	1,472	(18.8)%	(62.7)%
Corporate		(5,558)		(4,463)		24.5%

Total Company	$17,376	$(1,326)	$17,386	$403	0.1%	NM *

	Six Months Ended March 31,
	2006		2005		% Change
Thousands	Revenue	Operating Income (Loss)	Revenue	Operating Income (Loss)	Revenue	Operating Income (Loss)

Manufacturing	$25,642	$7,406	$24,372	$7,052	5.2%	5.0%
Hospitality	8,476	795	10,291	1,931	(17.6)%	(58.8)%
Corporate		(10,348)		(8,416)		23.0%

Total Company	$34,118	$(2,147)	$34,663	$567	(1.6)%	NM *

*NM: Percentage not meaningful

Total revenue was relatively unchanged in the three months ended March 31, 2006 compared to the three months ended March 31, 2005. This reflects an 8.5% increase for manufacturing offset by an 18.8% decrease for hospitality. See below for a more detailed discussion of changes in revenue by reportable segment, revenue type and geography. Operating income in the manufacturing group increased by 8.5% in the three months ended March 31, 2006 compared to the 2005 period, primarily because of increased revenue. Operating income in the hospitality group decreased 62.7% in the three months ended March 31, 2006, primarily because of declining maintenance revenue. The corporate group loss increased by 24.5% in the three months ended March 31, 2006, due in large part to share based compensation expenses, U.K. lease obligations, severance charges and increased marketing efforts.

Total revenue decreased 1.6% in the six months ended March 31, 2006 compared to the six months ended March 31, 2005. This reflects a 5.2% increase in manufacturing group revenue offset by a 17.6% decrease in hospitality group revenue. See below for a more detailed discussion of changes in revenue by reportable segment, revenue type and geography. Operating income in the six months ended March 31, 2006 in the manufacturing group increased by 5.0%, primarily through the revenue increase. Operating income in the hospitality group decreased 58.8% in the six months ended March 31, 2006 primarily because of declining maintenance revenue. The corporate group loss increased by 23.0%, due in large part to share based compensation expenses, severance charges and increased marketing efforts.

Revenue. The following table summarizes revenue by reportable segment, revenue type and geography for the three and six months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006			2005			% change
Thousands	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total

Revenue Type:
Software licenses	$1,946	$615	$2,561	$1,632	$851	$2,483	19.2%	(27.7)%	3.1%
Maintenance and support	7,819	2,643	10,462	7,680	3,315	10,995	1.8%	(20.3)%	(4.8)%
Professional services	2,917	790	3,707	2,381	869	3,250	22.5%	(9.1)%	14.1%
Third-party software and hardware	280	366	646	258	400	658	8.5%	(8.5)%	(1.8)%
	$12,962	$4,414	$17,376	$11,951	$5,435	$17,386	8.5%	(18.8)%	NM *

Geography:
Americas	$7,643	$1,717	$9,360	$7,287	$2,274	$9,561	4.9%	(24.5)%	(2.1)%
Europe, Middle East & Africa	3,654	2,227	5,881	3,029	2,516	5,545	20.6%	(11.5)%	6.1%
Asia Pacific	1,665	470	2,135	1,635	645	2,280	1.8%	(27.1)%	(6.4)%
	$12,962	$4,414	$17,376	$11,951	$5,435	$17,386	8.5%	(18.8)%	NM *

	Six Months Ended March 31,
	2006			2005			% change
Thousands	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total

Revenue Type:
Software licenses	$3,705	$1,213	$4,918	$3,440	$1,340	$4,780	7.7%	(9.5)%	2.9%
Maintenance and support	15,681	5,286	20,967	15,267	6,861	22,128	2.7%	(23.0)%	(5.2)%
Professional services	5,707	1,355	7,062	5,040	1,389	6,429	13.2%	(2.4)%	9.8%
Third-party software and hardware	549	622	1,171	625	701	1,326	(12.2)%	(11.3)%	(11.7)%
	$25,642	$8,476	$34,118	$24,372	$10,291	$34,663	5.2%	(17.6)%	(1.6)%

Geography:
Americas	$14,926	$3,131	$18,057	$14,942	$4,096	$19,038	(0.1)%	(23.6)%	(5.2)%
Europe, Middle East & Africa	7,212	4,150	11,362	6,132	4,890	11,022	17.6%	(15.1)%	3.1%
Asia Pacific	3,504	1,195	4,699	3,298	1,305	4,603	6.2%	(8.4)%	2.1%
	$25,642	$8,476	$34,118	$24,372	$10,291	$34,663	5.2%	(17.6)%	(1.6)%

*NM: Percentage not meaningful

Manufacturing segment:  Total manufacturing revenue increased by $1.0 million or 8.5% for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, and increased $1.3 million or 5.2% in the six months ended March 31, 2006 compared to the same period in 2005. License revenue increased 19.2% in the three months ended and 7.7% in the six months ended March 31, 2006 in manufacturing as a result of a number of factors including strong performance from Fourth Shift sales in Americas and Evolution sales in Europe during the March quarter. Maintenance revenues in manufacturing increased 1.8 % in the quarter and 2.7% in the six months ended March 31, 2006 as we continue to experience high retention rates on maintenance renewals and the generation of support revenue from additional service offerings. These services include remote system administration, and business process management. Professional services revenue increased 22.5% during the quarter and 13.2% during the six months ended March 31, 2006, primarily due to strong performance in the business process management services and new revenue from our October 2005 acquisition in Germany.

Geographically, we generated organic license and maintenance growth and increased revenue from evolution sales in Europe, Middle East & Africa (EMEA) region and from the Infra acquisition. Our license and maintenance revenue from the Asia

Pacific region increased as the strength of the Chinese economy continues and our customers demand increased product and services. The Americas region was aided during the second quarter by the strong sales of Fourth Shift.

Hospitality segment:  Total hospitality segment revenue decreased by $1.0 million or 18.8% in the three months ended March 31, 2006, compared to the prior year and decreased $1.8 million or 17.6% in the six-month period. The revenue decrease was driven by reduced maintenance revenue and because the fiscal 2005 period includes $503,000 combined license and professional services revenue from a large custom development project that did not recur in the fiscal 2006 period. License revenue decreased $236,000 or 27.7% in the three months ended March 31, 2006 over March 31, 2005 and $127,000 or 9.5% in the six months ended March 31, 2006 over the same period in 2005. License revenue was higher in the prior three month period in part because of $257,000 recorded from the custom project mentioned above. Sales volume and license revenue from Medallion increased from the three months ended March 31, 2005 to the three months ended March 31, 2006. The average site license revenue is lower than historically realized due to a high mix of sales to smaller hotels. The 23.0% decrease in hospitality maintenance revenue was primarily due to continued attrition related to legacy systems that are being phased out by customers. Although we plan to partially offset this attrition with revenue from maintenance of newly sold Medallion and Portfolio products, our installed base of those products is not yet to the level necessary to compensate for the attrition. Provided we are successful in meeting our new account sales objectives, we expect relatively flat hospitality maintenance revenue for the remainder of the year.

Geographically, we provide maintenance services on legacy products primarily in the EMEA and Americas regions, and our operations in those regions have therefore experienced the largest decreases in hospitality maintenance revenue.

Gross Margin. The following table summarizes gross profit as a percentage of revenue, or gross margin percentages, by reportable segment and revenue type for the three and six months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006			2005
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total

Software licenses	53.1%	96.6%	63.6%	48.2%	71.4%	56.2%

Maintenance and support	75.8%	46.9%	68.5%	76.2%	50.2%	68.4%

Professional services	8.3%	31.9%	13.3%	15.2%	31.9%	19.7%

Third-party software and hardware	18.2%	44.3%	33.0%	31.0%	48.3%	41.5%

Total	56.0%	50.9%	54.7%	59.3%	50.5%	56.5%

	Six Months Ended March 31,
	2006			2005
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total

Software licenses	50.7%	92.7%	61.0%	50.0%	63.7%	53.8%

Maintenance and support	76.5%	45.9%	68.8%	76.9%	49.3%	68.3%

Professional services	9.5%	19.6%	11.4%	18.8%	20.7%	19.2%

Third-party software and hardware	18.2%	47.6%	33.8%	27.5%	46.2%	37.4%

Total	56.6%	48.5%	54.6%	59.8%	47.1%	56.0%

Overall gross margin percentage decreased to 54.7% in the second quarter of 2006 from 56.5% in the second quarter of 2005. The manufacturing segment’s software license gross margin percentage improved to 53.1% during the three months ended March 31, 2006 from 48.2% during the three months ended March 31, 2005. Cost of license revenue consists of amortization of acquired software, the amortization of capitalized costs for internally developed software, and the cost of third-party software embedded in some of our products. The improved margin in the second quarter of 2006 reflects full amortization of some of the acquired Fourth Shift software asset, offset in part by increased royalty rates on SAP Business One. Amortization has been relatively fixed and, excluding any effect from new acquisitions, will begin to decline as assets associated with Fourth Shift become fully amortized. As a result, reduced amortization is expected to reduce cost by $344,000 and $611,000 for the three months ending June 30, 2006 and September 30, 2006, respectively, compared to the three months ended March 31, 2006. This reduction in expense will be decreased by additional royalty expense as sales of Fourth Shift for SAP Business One increase as percentage of overall license revenue. Royalty costs to third parties can fluctuate depending on product mix.

The manufacturing segment’s maintenance gross profit percentage also remained stable as we saw less revenue in the Americas region, but an increase in both the EMEA and APAC regions. Management changes in our manufacturing professional services organization and low utilization rates resulted in lower professional services margin in both the three and six month periods ended March 31, 2006 compared with comparable periods in 2005. Manufacturing third-party software and hardware gross margins decreased for both the three and six month periods due to a change in product mix.

The decline in hospitality maintenance gross margin percentage is due to a large decline in maintenance revenue which was not yet offset by a similar decline in related costs. Although our cost of providing hospitality maintenance has declined since we completed the move of hospitality maintenance services to the facility in Bangalore, India we had previously established for manufacturing software maintenance, the $247,000 decrease in cost during the three months ended March 31, 2006, did not fully compensate for the even larger revenue decline. The hospitality world-wide support center has grown from 17 people in March 2005 to 40 people in March 2006   As a result of cost savings measures our average cost per incident has declined 32%.

Operating Expenses. The following table summarizes operating expenses for the three and six months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006		2005
Thousands		% of Total Revenue		% of Total Revenue	% Change

General and administrative	$5,106	29.4%	$5,076	29.2%	0.6%
Selling and marketing	3,169	18.2%	2,579	14.8%	22.9%
Research and product development	2,553	14.7%	2,027	11.7%	25.9%
Restructuring related charges	—	0.0%	(261)	(1.5)%	(100.0)%
Total operating expenses	$10,828	62.3%	$9,421	54.2%	14.9%

	Six Months Ended March 31,
	2006		2005
Thousands		% of Total Revenue		% of Total Revenue	% Change

General and administrative	$9,829	28.8%	$9,913	28.6%	(0.8)%
Selling and marketing	5,957	17.5%	5,169	14.9%	15.2%
Research and product development	4,992	14.6%	4,029	11.6%	23.9%
Restructuring related charges	—	0.0%	(261)	(0.8)%	(100.0)%
Total operating expenses	$20,778	60.9%	$18,850	54.4%	10.2%

NM: Percentage not meaningful.

Operating expenses for the quarter ended March 31, 2006 increased $1.4 million or 14.9% compared to the quarter ended March 31, 2005. For the six-month period ended March 31, 2006, operating expenses increased $1.9 million or 10.2% over the comparable period in the prior year. The six months ended March 31, 2006 includes approximately $426,000 of professional fees associated with the internal control documentation project undertaken to comply with Section 404 provisions of the Sarbanes-Oxley Act of 2002 compared with approximately $1.0 million incurred in 2005. General and administrative expenses in the six months ended March 31, 2006 are also higher than expenses in the prior year due to the inclusion of $707,000 of stock compensation expense, $340,000 of severance related charges, and $346,000 related to terminating a lease obligation in the U.K. We will vacate existing premises in the fourth quarter of this fiscal year and move into less expensive space saving approximately $480,000 per year compared to existing lease terms.

We expanded our sales force, stepped up demand generation activities, increased business development efforts to support strategic partnerships, and expanded corporate communications in 2006. These factors and the addition of Infra in Germany, resulted in an increase in selling and marketing expense of 22.9% in the three months and 15.2% in the six months ended March 31, 2006.

Research and product development expense was higher in both the three and six months ended March 31, 2006, in large part because of expenses from the recently acquired Infra Business Solutions, GmbH, a proof of concept project in our manufacturing segment, and continued efforts to expand functionality of manufacturing and hospitality products.  Research and development expenses for manufacturing were 12.7% of manufacturing revenue for the six months ended March 31, 2006 compared with 11.4% for the same period in Fiscal 2005. The increase is primarily due to development of Fourth Shift Edition for SAP Business One and Infra expenses. Research and development expenses for hospitality were 17.7% of hospitality revenue for the six months ended March 31, 2006 compared with 12.1% for the same period in 2005.  The increased spending was for development of Medallion.

Non-Operating Items and other. The following table summarizes non-operating income and expenses for the quarters ended March 31, 2006 and 2005, as well as our tax provision and discontinued operations:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
Thousands	2006	2005	2006	2005

Interest expense	$2	$1,022	$6	$2,025
Other expense (income), net	(88)	86	173	(187)
Provision for income taxes	92	190	5	290
Income (loss) from discontinued operations, net of tax	(38)	—	$388	—

Interest expense incurred in 2005 was related to long-term institutional debt which was repaid in August 2005. It included cash interest expense, amortization of capitalized financing costs and debt accretion of an original issue discount.

Other income, net, primarily consists of interest income and the effect of changes in foreign exchange rates on intercompany payables denominated in U.S. dollars. Of the $173,000 of other income, net reflected on our consolidated statement of operations for the six months ended March 31, 2006; approximately $43,000 was due to the impact of the weakening of foreign currencies against the U.S. dollar. We also recorded interest income of $107,000. We do not currently utilize any derivative security instruments or engage in any hedging activities.

After we had separated from the Parent Company, we maintained an obligation in accrued expenses in our ledger. Reversal of this accrual in the first quarter of fiscal 2005 generated income from discontinued operations of $388,000, net of income taxes during the six months ended March 31, 2006.

We recognized a tax benefit in continuing operations in the three and six months ended March 31, 2006 to the extent that income from discontinued operations has been offset by current period losses from continuing operations. The benefit is stated net of amounts for our estimated domestic state and international tax liabilities. Our tax provision fluctuates due to the mix of forecasted results between domestic operations and our international subsidiaries. Also, we have not recorded certain income tax benefits in either of the periods presented due to continued uncertainty regarding our ability to realize our deferred tax assets.

Liquidity and Capital Resources

As of March 31, 2006, we had $14.7 million of cash and cash equivalents and $663,000 of restricted cash. Our working capital deficit (current assets less current liabilities), increased to $3.1 million at March 31, 2006 from $2.6 million at September 30, 2005. This increase in working capital deficit is due to the $3.2 million increase in deferred revenue. It is common to see our deferred revenue increase significantly during the first quarter and second quarters, as annual maintenance contracts are renewed. Deferred revenue was $18.6 million at March 31, 2006, compared with $15.4 million at September 30, 2005. Deferred maintenance revenues comprise the majority of our deferred revenues and our cost to perform these revenues has recently been between 30% and 35% of total maintenance revenue.

Cash Flows from Operating Activities. We generated $1.6 million of cash from operating activities in the six months ended March 31, 2006, an increase of $1.0 million from the $550,000 of cash generated in operating activities from the comparable period a year ago. This change is primarily due to improved operating income after giving affect for changes in non-cash items, such as share-based compensation, and improved collections on maintenance billings.

We had $3.7 million of non-cash expenses in the six months ended March 31, 2006, which included $2.8 million of depreciation and amortization and $935,000 of share-based compensation. This compares to non-cash expenses of $3.2 million in the prior year, including $2.9 million of depreciation and amortization, $586,000 for non-cash interest, $124,000 for foreign currency transaction gains, and $75,000 from provision for doubtful accounts.

We used $136,000 of cash in the six months ended March 31, 2006 as compared to a $1.1 million use in the prior year to fund changes in operating assets and liabilities. The most significant cash flow changes in the current year’s quarter relate to the $3.3 million in cash we generated in the six months ended March 31, 2006 from deferred revenue, compared with $1.4 million in cash generated from deferred revenue in the six months ended March 31, 2005. Strong collection of annual maintenance contracts is common in the first six months of the calendar year. We had particularly strong collections in EMEA during the second quarter of fiscal 2005. We used $1.7 million of cash to reduce accounts payable and accrued expenses in the six months ended March 31, 2006, as compared to a usage of $1.5 million in the same period of the previous year.

Cash Flows from Investing Activities. We used $2.5 million of cash in investing activities during the six months ended March 31, 2006 and $549,000 for the six months ended March 31, 2005. We paid approximately $1.9 million for an acquisition and approximately $547,000 to upgrade and replace some of our internal computer hardware and other equipment during the six months ended March 31, 2006. We expect investing activities in the remainder of fiscal 2006 to consist primarily of internal technology and system upgrades.

Cash Flows from Financing Activities. We used $427,000 of cash in financing activities in the six months ended March 31, 2006 and $226,000 in the six months ended March 31, 2005. The cash that was applied during the six months ended March 31, 2006, primarily related to payments for debt incurred in connection with acquisitions, as well as $408,000 in payments of preferred stock dividends, offset by $195,000 of proceeds on issuance of common stock.

Commitments and Capital Adequacy. As of March 31, 2006, our primary commitments are for leased office space in Minneapolis, Minnesota; Wichita, Kansas; Reading, England; Tianjin, China; and Sydney, Australia.

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

•                  The effect of a change, effective for periods beginning after October 1, 2005, in accounting for stock options and other share based benefits on our reported operating results.

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

Changes in Internal Control over Financial Reporting.  Except as noted below, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Although we have not yet been required to assess and report on the effectiveness of our internal control over financial reporting, we have concluded that we did not maintain effective internal controls over accounting for income taxes required under SFAS No. 109.  Specifically, we did not maintain effective controls to ensure that the tax accounting was accurately presented for unique transactions and situations or that the related tax accounting was appropriately reviewed to ensure compliance with generally accepted accounting principles.  This control deficiency resulted in the restatement of our interim and annual consolidated financial statements for the year ended September 30, 2004, and the interim consolidated financial statements during fiscal year 2005 (the quarters ended December 31, 2004 and March 31, 2005).  This control deficiency could result in a misstatement to the tax provision and related tax accounts and disclosures in the financial statements that would result in a material misstatement in the annual or interim financial statements that would not be prevented or detected.  Accordingly, management determined that this control deficiency represents a material weakness in internal control over financial reporting as of March 31, 2006.

We did not maintain effective controls over the period-end and financial reporting process to ensure that our June 30, 2005 Form 10-Q was originally filed accurately.  Specifically, in our rushed attempt to correct the income tax accounting for 2004 by the filing deadline in the context of the aforementioned control deficiency we filed our June 30, 2005 Form 10-Q prior to completion of the usual review controls and procedures.  The Form 10-Q as originally filed contained errors in the cash flow statement, the restatement footnote and MD&A sections regarding the restatement.  This control deficiency resulted in the need to amend our June 30, 2005 Form 10-Q.  This control deficiency could result in a misstatement to the aforementioned disclosures in the financial statements that would result in a material misstatement in the annual or interim financial statements that would not be prevented or detected.  Accordingly, management determined that this control deficiency represents a material weakness in internal control over financial reporting as of March 31, 2006.

The tax accounting restatement and restatement of the June 30, 2005 Form 10-Q had no impact on net loss, net cash provided by operating activities and total stockholders’ equity as previously reported for the fiscal years ended September 30, 2004 or 2005.

Plans for Remediation.  In response, we implemented a more in-depth and comprehensive process to account for income taxes and brought in external resources with greater taxation expertise in order to remediate the material weakness discussed above. To further improve our internal control over financial reporting; we continue to:

•                  conduct additional research

•                  increase our internal knowledge base with expanded training and education

•                  review unique and specialized transactions on a contemporaneous basis

•                  add an additional level of management personnel to the review process

•                  establish a formal technical accounting review process.  The review process gives specific consideration to accounting and income tax implications of significant discrete period non-routine transactions, such as, but not limited to, acquisitions of businesses or assets or dispositions of businesses or assets.

By implementing these internal control improvements, we fully expect to remediate our material weaknesses in internal control over financial reporting by the end of our fiscal year 2006.

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

Item 1A – Risk Factors

Reference is made to the factors set forth under the caption “Forward Looking Statements” on pages 3 to 6 of our Annual Report on Form 10-K and to the summary of those factors set forth under the sub caption “Forward Looking Statements” of Part 1, Item 2 of this Form 10-Q, which are incorporated herein by reference.

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

Date: May 12, 2006

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