Form 10-Q
period 2006-06-30
SoftBrands, Inc.
filed 2006-08-14
CIK 1311926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2006

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-51118

SoftBrands, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	41-2021446
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

YES    ☐    NO    ☒

The number of shares of the registrant’s common stock outstanding as of July 31, 2006 was 40,251,499.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

SoftBrands, Inc.

Consolidated Balance Sheets

in thousands, except share and per share data

(unaudited)

	June 30,	September 30,
	2006	2005

Assets
Current assets
Cash and cash equivalents	$12,717	$16,034
Accounts receivable, net	5,992	5,363
Prepaid expenses and other current assets	1,541	1,134
Total current assets	20,250	22,531
Furniture, fixtures and equipment, net	2,139	1,986
Restricted cash	600	648
Goodwill	23,474	22,947
Intangible assets, net	2,330	3,783
Other long-term assets	19	6
Total assets	$48,812	$51,901
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt and capital leases	$23	$260
Accounts payable	1,390	2,240
Accrued expenses	4,798	5,707
Accrued restructuring costs	178	203
Deferred revenue	16,970	15,355
Other current liabilities	1,039	1,352
Total current liabilities	24,398	25,117

Other long-term liabilities	136	292
Total liabilities	24,534	25,409
Stockholders’ equity
Series A Convertible Preferred Stock, $0.01 par value; 300,000 shares authorized; no shares issued or outstanding
Series B Convertible Preferred Stock, $0.01 par value; 4,331,540 shares authorized, issued and outstanding; liquidation value of $4,591	5,068	5,068
Series C Convertible Preferred Stock, $0.01 par value; 20,027 shares authorized, 18,000 shares issued and outstanding; liquidation value of $18,000 plus unpaid dividends	15,065	15,065
Common stock, $0.01 par value; 110,000,000 shares authorized; 40,251,499 and 40,030,000 shares issued and outstanding, respectively	403	400
Additional paid-in capital	175,099	173,756
Accumulated other comprehensive loss	(2,122)	(1,893)
Accumulated deficit	(169,235)	(165,904)
Total stockholders’ equity	24,278	26,492
Total liabilities and stockholders’ equity	$48,812	$51,901

The accompanying notes are an integral part of these consolidated financial statements.

SoftBrands, Inc.

Consolidated Statements of Operations

in thousands, except per share data
(unaudited)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

Revenue
Software licenses	$1,653	$3,116	$6,571	$7,896
Maintenance & support	10,480	10,923	31,447	33,051
Professional services	3,521	3,626	10,583	10,055
Third-party software and hardware	473	1,330	1,644	2,656
Total revenue	16,127	18,995	50,245	53,658
Cost of revenues
Software licenses	585	1,376	2,501	3,584
Maintenance & support	3,349	3,574	9,891	10,585
Professional services	3,127	2,765	9,381	7,962
Third-party software and hardware	351	1,157	1,126	1,987
Total cost of revenues	7,412	8,872	22,899	24,118
Gross profit	8,715	10,123	27,346	29,540
Operating expenses
Selling, general and administrative	7,962	7,300	23,748	22,382
Research and product development	2,670	2,213	7,662	6,242
Restructuring related				(261)
Total operating expenses	10,632	9,513	31,410	28,363
Operating income (loss)	(1,917)	610	(4,064)	1,177
Interest expense	(3)	(1,021)	(9)	(3,046)
Other income, net	189	111	362	298
Loss from continuing operations before provision for income taxes	(1,731)	(300)	(3,711)	(1,571)
Provision for (benefit from) income taxes	8	(251)	13	39
Loss from continuing operations	(1,739)	(49)	(3,724)	(1,610)
Discontinued operations
Income from discontinued operations, net of tax	5	12,083	393	12,083
Net income (loss)	(1,734)	12,034	(3,331)	10,473

Preferred stock dividends	273		819

Net income (loss) applicable to common shareholders	$(2,007)	$12,034	$(4,150)	$10,473

Basic and diluted earnings (loss) per common share
Continuing operations	$(0.05)	$—	$(0.11)	$(0.04)
Discontinued operations	$—	$0.30	$0.01	$0.30
Net income (loss)	$(0.05)	$0.30	$(0.10)	$0.26

Weighted average basic and diluted shares outstanding	40,198	40,030	40,125	40,030

The accompanying notes are an integral part of these consolidated financial statements.

SoftBrands, Inc.

Consolidated Statements of Cash Flows

in thousands
(unaudited)

	Nine Months Ended
	June 30,	June 30,
	2006	2005

Cash flow from operating activities
Loss from continuing operations	$(3,724)	$(1,610)
Adjustments to reconcile loss from continuing operations to net cash provided by continuing operations
Depreciation and amortization	3,773	4,336
Share-based compensation expense	1,593
Noncash interest expense		884
Foreign currency transaction gains	(116)	(221)
Restructuring related		(261)
Provision for doubtful accounts	48	132
Noncash income tax benefit		(322)
Change in operating assets and liabilities, net of effect of acquisitions
Accounts receivable	(738)	(887)
Prepaid expenses and other current assets	(321)	(23)
Accounts payable	(918)	337
Accrued expenses	(336)	(1,320)
Accrued restructuring costs	(24)	(748)
Deferred revenue	1,488	(180)
Other current liabilities	(330)	(36)
Other long-term assets and liabilities	(72)	(75)
Net cash provided by continuing operations	323	6
Net cash provided by discontinued operations		12,405
Net cash provided by operating activities	323	12,411
Cash flow from investing activities
Purchases of furniture, fixtures and equipment	(928)	(487)
Capitalized software development costs		(216)
Acquisition, net of cash acquired	(1,907)
Decrease in restricted cash	48
Net cash used in investing activities	(2,787)	(703)
Cash flow from financing activities
Repayment of long-term debt and capital leases	(236)	(338)
Proceeds on issuance of common stock	331
Preferred stock dividends paid	(951)
Net cash used in financing activities	(856)	(338)
Effect of exchange rates on cash balances	3	(631)
Change in cash and cash equivalents	(3,317)	10,739
Cash and cash equivalents
Beginning of period	16,034	9,719
End of period	$12,717	$20,458

The accompanying notes are an integral part of these consolidated financial statements.

SoftBrands, Inc.

Notes to Consolidated Financial Statements

(unaudited)

1.             Basis of Presentation

The unaudited consolidated financial statements included herein reflect all adjustments, in the opinion of management, necessary to fairly state the consolidated financial position, results of operations and cash flows of SoftBrands, Inc. (the “Company”) for the periods presented. These adjustments consist of normal, recurring items unless otherwise noted. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates. The results of operations for the three and nine months ended June 30, 2006 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending September 30, 2006. These statements do not contain certain information included in the Company’s annual financial statements and notes. The accompanying interim consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s fiscal 2005 Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on December 20, 2005.

2.             Share-based Compensation

On December 13, 2001, the Company’s Board of Directors and shareholders approved the SoftBrands, Inc. 2001 Stock Incentive Plan, which has a total of 13,900,000 shares of the Company’s common stock reserved for issuance under options, including incentive stock options (“ISOs”) and other stock options, restricted stock awards, stock appreciation rights, dividend rights and other share-based awards thereunder.  The plan provides that employees, directors and consultants are eligible to receive awards thereunder, that the Compensation Committee of the Board of Directors is authorized to establish the terms of such awards, as long as, in the case of ISOs, the term does not exceed ten years from the date of grant and the exercise price of the options is  not less than fair value on the date of grant.  Through June 30, 2006, 7,958,786 of the options granted had become exercisable. In the fiscal quarter ended December 31, 2005 the Company’s Compensation Committee for the first time approved equity awards to management which consisted of restricted stock units (“RSUs”) and stock appreciation rights (“SARs”). The Company promptly issues and delivers, out of the reservation created for the plan from its authorized but unissued common stock, shares upon exercise of options or stock appreciation rights, or upon vesting of restricted stock units, and has no current expectation of repurchasing shares to replace the shares so issued.

Effective October 1, 2005 the Company adopted the fair value method of accounting for share-based compensation arrangements in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective method of transition. Under the provisions of SFAS No. 123(R), the estimated fair value of share-based awards granted under the 2001 Stock Incentive Plan is recognized as compensation expense over the vesting period. Using the modified prospective method, compensation expense is recognized beginning with the effective date of adoption of SFAS No. 123(R) for all share based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption.

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

The Company recorded $658,000, or $0.02 per share and $1,593,000, or $0.04 per share of total share-based compensation expense for the three and nine months ended June 30, 2006, respectively, as required by the provisions of SFAS No. 123(R). The share-based compensation expense is calculated on a straight-line basis over the vesting periods of the related options, RSUs and SARs. This charge had no impact on the Company’s reported cash flows. For the three and nine months ended June 30, 2005, the Company recorded no share-based compensation expense pursuant to APB 25. The allocation of the share-based compensation expense for the three and nine months ended June 30, 2006 was as follows:

	June 30, 2006
	Three Months	Nine Months
Thousands	Ended	Ended
Cost of revenue	$57	147
Selling, general and administrative expenses	558	1,306
Research and Development	43	140
Total	$658	$1,593

Under the modified prospective method of transition under SFAS No. 123(R), the Company is not required to restate its prior period financial statements to reflect expensing of share-based compensation under SFAS No. 123(R). Therefore, the results as of June 30, 2006 are not directly comparable to the same period in the prior year.

As required by SFAS No. 123(R), the Company has presented pro forma disclosures of its net income and net income per share for the prior year periods assuming the estimated fair value of the options outstanding during the periods ended June 30, 2005 was amortized to expense over the option-vesting period as illustrated below.

	June 30, 2005
	Three Months	Nine Months
Thousands	Ended	Ended

Net income, as reported	$12,034	$10,473
Less total stock-based compensation expense determined under fair value based method for all awards	(392)	(2,056)
Pro forma net income	$11,642	$8,417

Basic and diluted income per common share
As reported	$0.30	$0.26
Pro forma	$0.29	$0.21

The pro forma share-based compensation expense for the nine month periods ending June 30, 2005 includes an additional $1.0 million to record the effect of the accelerated vesting. Prior to March 15, 2005 when the Company’s registration under Section 12(g) of the Securities Exchange Act of 1934 became effective, options had a seven year cliff vesting period.  Under initial terms of the options, vesting was accelerated on March 15, 2005 and vesting now occurs over three-to-four-year terms.

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

					Weighted-
	Risk-Free		Dividend	Volatility	Average Option
	Interest Rate		Yield	Factor	Life (Years)
Fiscal Year 2006	4.40% – 5.0	3%	0%	80%	5.0
Fiscal Year 2005	4.00% – 4.4	2%	0%	80%	9.9

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

A summary of option activity under the 2001 Stock Incentive Plan as of June 30, 2006, and changes during the three-, six- and nine-month periods then ended are presented below.

		Weighted-	Weighted-Average	Aggregate
	Number of	Average	Remaining Contractual	Intrinsic
	Options	Exercise Price	Life (Years)	Value (in thousands)

Outstanding balance, September 30, 2005	10,487,500	$2.20
Granted	145,500	$1.88
Exercised	(41,500)	$1.50		$17
Forfeited	(252,626)	$1.51
Outstanding balance, December 31, 2005	10,338,874	$2.21	7.0	$2,602
Granted	—	—
Exercised	(88,699)	$1.50		$40
Forfeited	(214,627)	$1.53
Outstanding balance March 31, 2006	10,035,548	$2.22	6.8	—
Granted	—
Exercised	(90,799)	$1.50		$21
Forfeited	(52,376)	$1.53
Outstanding balance June 30, 2006	9,892,373	$2.23	6.5	$1,566

Exercisable shares as of June 30, 2006	7,958,786	$2.39	6.2	$1,041

The weighted-average, grant-date fair value of options granted during the nine-month period ended June 30, 2006 and 2005 was $1.28 and $1.24, respectively.

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

In general, RSU grants vest and require SoftBrands to issue to the employee 25% of the shares subject to the grant on the first, second, third and fourth annual anniversaries of the date of grant, provided the employee remains an employee of the Company or a subsidiary on those dates. The estimated fair value of RSUs is based on the fair market value of the Company’s common stock on the date of grant.

A summary of the status of the Company’s RSUs as of June 30, 2006, and changes during the three-, six- and nine- month periods then ended are presented below.

		Weighted-Average
	Nonvested	Grant-Date
	Shares	Fair Value
Nonvested balance, September 30, 2005	—	—
Granted	362,000	$2.08
Vested
Forfeited
Nonvested balance, December 31, 2005	362,000	$2.08
Granted
Vested
Forfeited	(13,000)	$2.08
Nonvested balance, March 31, 2006	349,000	$2.08
Granted
Vested
Forfeited	(11,000)	$2.08
Nonvested balance, June 30, 2006	338,000	$2.08

Each of the SAR grants also vest on the first, second, third and fourth anniversaries of the date of grant with respect to 25% of the shares, provided the employee remains employed with the Company or a subsidiary on that date, and expire on the fifth anniversary of the date of grant.  The SARs entitle the employee, once vested and exercised, to receive shares of

SoftBrands common stock having a value on the date of exercise equal to the excess of the fair market value of the shares on the date of exercise over the fair market value of the shares on the date of grant.  Compensation expense is recognized over the vesting period of SARs based on estimated fair value at grant date using the Black-Scholes valuation model.

A summary of the status of the Company’s SARs as of June 30, 2006, and changes during the three-, six- and nine- month periods then ended are presented below.

		Weighted-Average
	Number	Grant-Date
	of SARs	Fair Value
Nonvested balance, September 30, 2005	—
Granted	237,500	$1.27
Vested
Forfeited
Nonvested balance, December 31, 2005	237,500	$1.27
Granted	5,000	1.05
Vested
Forfeited	(30,000)	$1.27
Nonvested balance, March 31, 2006	212,500	$1.26
Granted	436,000	1.11
Vested
Forfeited	(5,000)	$1.05
Nonvested balance, June 30, 2006	643,500	$1.16

As of June 30, 2006, there was $2,921,947, net of estimated forfeitures, of total unrecognized compensation expense related to stock–based arrangements granted under the 2001 Stock Incentive Plan. This expense is expected to be recognized over a weighted-average period of 1.8 years.

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

For the three and nine months ended June 30, 2006, 4,331,540 shares of Series B Convertible Preferred Stock and 18,000 shares of Series C Convertible Preferred Stock were not considered in the calculation of basic or diluted earnings per share because the Company had net losses and based on the contractual terms, holders of neither the Series B Convertible Preferred Stock nor the Series C Convertible Preferred Stock have the obligation to share in the losses of the Company. In addition, for the periods ended June 30, 2006, SARs, RSUs, options and warrants to purchase 16,952,329 shares of the Company’s common stock were not considered in the calculation of diluted earnings per share because the impact would be antidilutive.

For the three and nine months ended June 30, 2005, 4,331,540 shares of Series B Convertible Preferred Stock and options and warrants to purchase 14,851,699 shares of the Company’s common stock were not considered in the calculation of diluted earnings per share because the Company had net losses from continuing operations and to do so would have been antidilutive. There were no Series C Convertible Preferred Stock shares issued and outstanding at June 30, 2005.

4.             Discontinued Operations

In accordance with the bankruptcy and reorganization plan of AremisSoft Corporation, the Company’s former parent, the Company retained a 10% interest in the net collections by the Liquidating Trust established to pursue litigation claims and collection of assets remaining in AremisSoft after bankruptcy.  The Company records any recoveries from the liquidating trust of AremisSoft Corporation and any associated expenses as income or loss from discontinued operations.  In June 2005, the Company received a distribution in the amount of $12.6 million from the Liquidating Trust that was recorded net of tax of $558,000 as income from discontinued operations.

Upon separation from the Former Parent, the Company established an accrual related to lease expense for premises occupied by the Former Parent in the United Kingdom. Upon re-assignment of the lease to a third party during the first quarter ended December 31, 2005, the Company reversed the remaining $655,000 balance of the accrual. The benefit is recorded as income from discontinued operations and is shown net of income taxes of $262,000.

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

During the year ended September 30, 2004, the Company ceased using two international facilities and recorded restructuring charges of $981,000 for lease costs that were to continue. Of this amount, $728,000 was taken during the first quarter of fiscal year 2004. These charges are an extension of the September 2003 restructuring program (see below) and reflect the Company’s desire to consolidate certain of its hospitality and manufacturing operations. These costs were reversed in the second quarter of fiscal year 2005 with the closing of leased space in our Europe, Middle East and Africa (“EMEA”) region. There were no more restructuring-based lease commitments as of September 30, 2005.

On September 30, 2003, the Company announced a restructuring and reorganization plan that primarily affected the Hospitality segment. The plan’s near-term focus was to support current customers’ needs and return the business to profitability. All product strategies and investment decisions were re-assessed. As a result, certain development projects were deferred or cancelled while other projects were afforded focused efforts to complete. The plan included the closure or consolidation of several offices in various U.S. and international locations and the elimination of approximately 120 positions. The initial restructuring charges related to this program were taken in September 2003. An additional restructuring charge of $490,000 was taken during the year ended September 30, 2004, primarily for additional employee severance related to the remaining 30 identified positions and contract terminations. As of September 30, 2005, the remaining balance of this plan was $33,000. During the nine-month period ended June 30, 2006, the Company made cash severance payments of $18,000. At June 30, 2006, the remaining employee severance accrual for this program was $15,000, all of which is continued carryover from regions outside of the U.S.

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

In conjunction with the acquisition of Fourth Shift Corporation in April 2001, the Company assumed accrued restructuring liabilities related to employee termination costs and facility consolidation. At June 30, 2006, $163,000 of this restructuring liability was remaining and is required for special one-time retirement benefits that the Company is obligated to pay for three former employees.

The following table presents a summary of the Company’s restructuring activities during the nine months ended June 30, 2006 and the year ended September 30, 2005:

	Employee
	Severance and
	Termination	Lease
Thousands	Costs	Commitments	Total

Balance at September 30, 2004	$466	$748	$1,214
Adjustments and reversals	(81)	(180)	(261)
Cash payments and other (1)	(182)	(568)	(750)
Balance at September 30, 2005	203		203
Cash payments and other (1)	(25)		(25)

Balance at June 30, 2006	$178	$—	$178

(1)          The impact of foreign currency translation is included with cash payments.

6.             Comprehensive Income (loss)

Total comprehensive income (loss) was $(2.0) million and $11.9 million for the three months ended June 30, 2006 and 2005, respectively. Total comprehensive income (loss) was $(3.6) million and $9.8 million for the nine months ended June 30, 2006 and 2005, respectively. Comprehensive income (loss) differs from net income (loss) due to foreign currency translation adjustments.

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

The results of operations of Infra have been included in the Company’s consolidated statements of operations since the date of the acquisition. The pro forma impact of the Infra acquisition was not significant to the results of the Company for the nine months ended June 30, 2006 or the three or nine months ended June 30, 2005.

8.             Goodwill and Intangible Assets

The Company assesses goodwill for impairment under the annual requirement of SFAS No. 142, Goodwill and Other Intangible Assets, or when impairment indicators arise.  The Company’s September 30, 2005 annual assessment resulted in no impairments.

There was an increase of $527,000 to goodwill during the nine months ended June 30, 2006, which was due entirely to goodwill from the Infra acquisition in October 2005, offset by foreign currency translation adjustments.

Net intangible assets at June 30, 2006 and September 30, 2005, were comprised of the following:

	June 30, 2006			September 30, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Thousands	Amount	Amortization	Amount	Amount	Amortization	Amount

Acquired technology	$21,148	$(19,554)	$1,594	$20,436	$(17,168)	$3,268
Capitalized software development	1,099	(882)	217	1,094	(610)	484
Other	944	(425)	519	252	(221)	31
Intangible assets	$23,191	$(20,861)	$2,330	$21,782	$(17,999)	$3,783

Total amortization of intangibles was $0.7 million and $1.0 million for the three months ended June 30, 2006 and 2005, respectively. Total amortization of intangibles was $2.9 million and $3.3 million for the nine months ended June 30, 2006 and 2005, respectively. Based on the intangibles at June 30, 2006, estimated amortization expense for each of the next four years is as follows:

Year Ending September 30 (thousands)
Remainder of fiscal year 2006	$382
2007	947
2008	720
2009	253
2010	28
$2,330

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

	Three Months Ended June 30,
	2006		2005
Thousands	Revenue	Operating Income (Loss)	Revenue	Operating Income (Loss)

Manufacturing	$12,989	$3,358	$13,097	$4,113
Hospitality	3,138	(747)	5,898	336
Corporate		(4,528)		(3,839)

Total Company	$16,127	$(1,917)	$18,995	$610

	Nine Months Ended June 30,
	2006		2005
Thousands	Revenue	Operating Income (Loss)	Revenue	Operating Income (Loss)

Manufacturing	$38,631	$10,764	$37,469	$10,481
Hospitality	11,614	48	16,189	2,267
Corporate		(14,876)		(11,571)

Total Company	$50,245	$(4,064)	$53,658	$1,177

	Three Months Ended June 30,
	2006			2005
Thousands	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total

Geography:
Americas	$7,525	$1,385	$8,910	$8,035	$1,705	$9,740
Europe, Middle East & Africa	3,656	1,357	5,013	3,305	3,612	6,917
Asia Pacific	1,808	396	2,204	1,757	581	2,338
	$12,989	$3,138	$16,127	$13,097	$5,898	$18,995

	Nine Months Ended June 30,
	2006			2005
Thousands	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total

Geography:
Americas	$22,451	$4,516	$26,967	$22,977	$5,801	$28,778
Europe, Middle East & Africa	10,868	5,507	16,375	9,437	8,502	17,939
Asia Pacific	5,312	1,591	6,903	5,055	1,886	6,941
	$38,631	$11,614	$50,245	$37,469	$16,189	$53,658

10.       Subsequent events

On August 14, 2006 SoftBrands completed the acquisition of MAI Systems Corporation (“MAI”), the parent company of Hotel Information Systems (“HIS”).  SoftBrands acquired all of the outstanding stock of MAI and financed the transaction through debt and equity.  The transaction included a payment to the shareholders of MAI Systems of $15.5 million, a repayment of $6.3 million of MAI Systems indebtedness and other consideration to principal shareholders of MAI Systems of $4.3 million in cash and $1.0 million in SoftBrands common stock.

The combination of HIS and SoftBrand expands our presence in the property management software (“PMS”) market.  The acquired entity will be merged into the hospitality segment of SoftBrands.   Operations of HIS will be included in the Company’s consolidated results for the periods beginning on August 14, 2006.  The purchase price in excess of the fair value of net tangible assets is expected to include goodwill, significant amortizable intangible assets and the write off of purchased research and development costs.  Purchase price allocation including determination of identifiable intangible assets and amortizable lives, goodwill and in-process research and development will be determined upon completion of an independent business valuation.

On August 14, 2006, SoftBrands executed a Credit Agreement providing $21 million used to finance the acquisition under a term loan maturing in seven years.  The principal amount of the term loan is repayable in 78 equal monthly installments commencing March 2007.  The Credit Agreement also provides for a revolving line of credit under which SoftBrands may borrow up to $9 million.  Borrowings bear interest, payable monthly, ranging from 1.0% to 1.75% over the lenders’ prime rate, or from 2.0% to 2.75% over the London interbank rate, depending on the level of earnings before interest, taxes depreciation and amortization for the twelve months preceding the monthly calculation date.  SoftBrands paid a $275,000 closing fee in connection with the Credit Agreement, $137,500 of which was paid upon execution of a commitment letter on July 28, 2006 and the remaining $137,500 was paid when the agreement was signed.  The revolving credit facility also carries a 0.25% unused line fee, a letter of credit fee equal to 2.5% per annum and servicing fees of $1,000 per month. Borrowings under the Credit Agreement are secured by all of the assets of SoftBrands

On August 14, 2006, SoftBrands closed on the sale of 5,000 shares of its Series D Convertible Preferred Stock (“Series D Stock”) and warrants (the “Warrants”) to purchase 333,333 shares of common stock for gross sales proceeds of $5,000,000, which proceeds were used as partial consideration for the MAI acquisition.  An additional 1,667 shares of Series D Stock and warrants to purchase 111,333 shares of common stock for gross proceeds of $1,667,000 may be purchased by certain current shareholders through September 4, 2006. The Series D Stock carries an 8% dividend and converts to common at a price of $1.67 per share.  The warrants are priced at $1.84 per share. Other terms of the Series D Stock are substantially the same as Series C Convertible Preferred Stock (“Series C Stock”).  As a condition to such sale, SoftBrands also exchanged 18,000 shares of its Series C Stock on a share for share basis for 18,000 shares of Series C-1 Convertible Preferred Stock (“Series C-1 Stock”).  The Series C-1 Stock is identical to the Series C Stock except with respect to its dividend rate, which is 8% rather than the 6% payable on the Series C Stock.

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

Business Overview

SoftBrands, Inc. provides enterprise software and support solutions to approximately 4,000 customers in more than 60 countries.  We are organized into two reportable segments:  manufacturing and hospitality. Our manufacturing business designs, develops and sells enterprise resource planning software and services to small and medium-sized manufacturing concerns.  Our principal products in this segment include Fourth Shift Edition for SAP Business One, our newest product that is sold with SAP’s Business One product suite to small and medium-sized manufacturers and to plants or divisions of multinational enterprises; Fourth Shift, our core manufacturing enterprise software solution aimed at small-to mid-sized manufacturers; evolution, a software system designed to serve niche manufacturing markets that is particularly suitable for ‘converter’ manufacturers; and Demand Stream, a lean enterprise automation software system. Our hospitality business designs, develops and sells software and services that support the enterprise information management needs of hotels and resorts.  Principal products in the hospitality segment include Medallion, a Windows®-based property management system designed primarily for independent hotels and hotel chains; and PORTfolio, a comprehensive client/server hotel system for both the front- and back-office operations of single-site and multi-property hotels. Because much of our administrative and support staff provides services to both segments, we also report in this Management’s Discussion unallocated corporate expenses as part of a “Corporate” segment.

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

Subsequent events

As a result of the unacceptable trends with our current hospitality product line, not including HIS, we reassessed the cost structure and took actions in July 2006 with the effective reduction of 10% of the work force spread between sales, support and development.  These reductions are expected to reduce annual operating expenses by approximately $1.7 million.  Severance expenses of approximately $200,000 will be recorded in the quarter ending September 30, 2006.

On August 14, 2006 we completed the acquisition of MAI Systems Corporation (“MAI”), and its subsidiary Hotel Information Systems, Inc. (“HIS”), a leading provider of property management systems, for approximately $27.1 million plus transaction costs.  A subsidiary of SoftBrands was merged into MAI and all of outstanding capital stock of MAI was converted into the right to receive cash and an interest in an escrow account.  Through this merger, MAI became a wholly-owned subsidiary of Softbrands.  We financed the transaction primarily through the issuance of debt.  Equity capital was also provided by our existing preferred shareholders.  We believe:

•                  HIS brings us new software solutions that are based on .NET and Java technologies. HIS has invested in research and development over the last five years, developing products using Internet technology, which makes them platform neutral, deployable in any geography and highly scalable.

•                  HIS provides us with a significant customer base that allows us to leverage our global distribution, professional services, and product support infrastructure.

•                  The addition of HIS products allows us to serve a wider segment of the hotel market. Today, our Medallion product primarily appeals to independent hotels and groups. HIS serves hotel groups and chains, in addition to large independent hotels.  We believe that moving into the chain and group segment will help improve profitability.

•                  HIS products offer a migration path to our hospitality customers with legacy systems. Our customers interested in migrating from LANmark and IGS now have a better option for migration.

•                  HIS has a strong U.S. and Asian presence, while SoftBrands gets nearly half of its hospitality revenue from Europe.

As indicated above, we financed the HIS transaction with the issuance of debt and equity.  The key terms are as follows:

Debt – On August 14, 2006, we executed a Credit Agreement providing $21 million used to finance the HIS acquisition under a term loan maturing in seven years.  The principal amount of the term loan is repayable in 78 equal monthly installments, commencing March, 2007.  The Credit Agreement also provides for a revolving line of credit under which we may borrow up to $9 million.  Borrowings bear interest, payable monthly, ranging from 1.0% to 1.75% over the lenders’ prime rate, or from 2.0% to 2.75% over the London interbank rate, depending on the level of earnings before interest, taxes depreciation and amortization for the twelve months preceding the monthly calculation date.  We paid a $275,000 closing fee in connection with the Credit Agreement, $137,500 of which was paid upon execution of a commitment letter on July 28, 2006 and the remaining $137,500 was paid when the agreement was signed.  The revolving credit facility also carries a 0.25% unused line fee, a letter of credit fee equal to 2.5% per annum and servicing fees of $1,000 per month. Borrowings under the Credit Agreement are secured by all of our assets.

Preferred Stock - On August 14, 2006, we closed on the sale of 5,000 shares of its Series D Convertible Preferred Stock (“Series D Stock”) and warrants (the “Warrants”) to purchase 333,333 shares of common stock for gross sales proceeds of $5,000,000, which proceeds were used as partial consideration for the MAI acquisition.  An additional 1,667 shares of Series D Stock and warrants to purchase 111,333 shares of common stock for gross proceeds of $1,667,000 may be purchased by certain current shareholders through September 4, 2006. The Series D Stock carries an 8% dividend and converts to common at a price of approximately $1.67 per share.  The warrants are priced at $1.84 per share. Other terms of the Series D Stock are substantially the same as Series C Convertible Preferred Stock (“Series C Stock”).  As a condition to such sale, we also exchanged 18,000 shares of Series C Stock on a share for share basis for 18,000 shares of Series C-1 Convertible Preferred Stock (“Series C-1 Stock”).  The Series C-1 Stock is identical to the Series C Stock except with respect to its dividend rate, which is 8% rather for the Series C-1 Stock rather than the 6% payable on the Series C Stock.

Critical Accounting Policies and Estimates

The preparation of the financial information contained in this Form 10-Q requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Our management evaluates these estimates on an ongoing basis, including those related to revenue recognition, the valuation allowance for deferred tax assets, the valuation of our accounts receivable, and the valuation of our intangible assets, including goodwill and the recording of restructuring charges. Except with respect to changes in the manner in which we account for share based compensation, as discussed below, there have been no material changes to the critical accounting policies as discussed in greater detail in the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K as filed with the SEC on December 20, 2005.

Share-based Compensation. During the first quarter of 2006, we adopted the fair value method of accounting for share-based compensation using the modified prospective method of transition as outlined in Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). Under SFAS No. 123(R), the estimated fair value of share-based compensation, including stock options granted under our 2001 Stock Incentive Plan, is recognized as compensation expense. The estimated fair value of stock options is expensed on a straight-line basis over the vesting period. Prior to October 1, 2005, we accounted for share-based employee compensation plans using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and its related interpretations. Under the provisions of APB 25, no compensation expense was recognized when stock options were granted with exercise prices equal to or greater than market value on the date of grant. Under the modified prospective method of transition that we adopted, compensation expense is recognized beginning with the effective date of adoption for all share-based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption. Under the modified prospective method of transition, we are not required to restate our prior period financial statements to reflect expensing of share-based compensation under SFAS No. 123(R). Therefore the three and nine month results of June 30, 2006 are not directly comparable to the same period in the prior year. Under SFAS No. 123(R), we use the Black-Scholes pricing model to estimate the fair value of the share-based compensation as of the grant date. The Black-Scholes model by its design is highly complex, and dependent upon key data inputs estimated by management. The primary data input with the greatest degree of subjective judgment are the estimated lives of the share-based awards and the estimated volatility of our stock price. The Black-Scholes model is highly sensitive to changes in these two data inputs. Beginning in the fourth quarter of fiscal 2005, we calculated the 5-year estimated life of stock options granted using the information and guidance from an analysis by an independent compensation consultant. We based our estimate of expected volatility on daily historical trading data of our common stock.  We selected the historical method primarily because we have not identified a more reliable or appropriate method to predict future volatility. See Note 2, Accounting for Share-based Compensation, to our financial statements for more information about the adoption of SFAS No. 123(R).

Results of Operations

For the three months ended June 30, 2006, we reported total revenue of $16.1 million and a net loss of $1.7 million, or $0.05 per share, compared to total revenue of $19.0 million and a net income of $12.0 million, or $0.30 per share, for the same period in 2005. Results for the quarter ended June 30, 2005 include the recognition of $1.2 million of one-time revenue, an equal amount of expenses in cost of goods sold and income from discontinued operations of $12.1 million, or $0.30 per share from a $12.6 million distribution from the AremisSoft Liquidating Trust net of income taxes.  The results for the quarter ended June 30, 2006 include $658,000 of share-based compensation expense resulting from the adoption of SFAS No. 123(R) on October 1, 2005.  The decrease in interest expense was from the Senior Notes that were repaid in August 2005.

For the nine months ended June 30, 2006, we reported total revenue of $50.2 million and a net loss of $3.3 million, or $0.10 per share, compared to total revenue of $53.7 million and a net income of $10.5 million, or $0.26 per share, for the same period in 2005.  Results for the nine months ended June 30, 2005 include the recognition of $1.2 million of one-time revenue,  an equal amount of expenses in cost of goods sold and income from discontinued operations of $12.1 million, or $0.30 per share from a $12.6 million distribution from the AremisSoft Liquidating Trust net of income taxes.  Results for the nine months ended June 30, 2006 includes $1.6 million of SFAS No. 123(R) share-based compensation expense, $395,000 in severance costs and an expense of $460,000 related to lease obligations in the United Kingdom, partially offset by a $3.0 million decrease in interest expense.  New lease terms in the United Kingdom will result in approximately a $480,000, or 49% decrease in annual rent expense for our Reading facility.

The following table summarizes revenue and operating results by reportable segment for the three and nine months ended June 30, 2006 and 2005:

	Three Months Ended June 30,				% Change
	2006		2005			Operating
		Operating		Operating		Income
Thousands	Revenue	Income (Loss)	Revenue	Income (Loss)	Revenue	(Loss)

Manufacturing	$12,989	$3,358	$13,097	$4,113	(0.8)%	(18.4)%
Hospitality	3,138	(747)	5,898	336	(46.8)%	(322.3)%
Corporate		(4,528)		(3,839)		17.9%

Total Company	$16,127	$(1,917)	$18,995	$610	(15.1)%	(414.3)%

	Nine Months Ended June 30,
	2006		2005		% Change
Thousands	Revenue	Operating Income (Loss)	Revenue	Operating Income (Loss)	Revenue	Operating Income (Loss)

Manufacturing	$38,631	$10,764	$37,469	$10,481	3.1%	2.7%
Hospitality	11,614	48	16,189	2,267	(28.3)%	(97.9)%
Corporate		(14,876)		(11,571)		28.6%

Total Company	$50,245	$(4,064)	$53,658	$1,177	(6.4)%	(445.3)%

Total revenue for the three months ended June 30, 2006 was $2.9 million lower as compared to the three months ended June 30, 2005. This reflects a 0.8% decrease for manufacturing and a 46.8% decrease for hospitality. See below for a more detailed discussion of changes in revenue by reportable segment, revenue type and geography. Operating income in the manufacturing group decreased by 18.4% in the three months ended June 30, 2006 compared to the 2005 period, primarily due to additional development, marketing and sales efforts of Fourth Shift Edition for SAP Business One.  Operating income in the hospitality group decreased significantly in the three months ended June 30, 2006 compared to the prior year, primarily because of lower revenue combined with higher development costs to enhance product functionality.  The corporate group loss increased by 17.9% in the three months ended June 30, 2006, due in large part to share based compensation expenses and increased marketing efforts.

Total revenue decreased 6.4% in the nine months ended June 30, 2006 compared to the nine months ended June 30, 2005. This reflects a 3.1% increase in manufacturing group revenue offset by a 28.3% decrease in hospitality group revenue. See below for a more detailed discussion of changes in revenue by reportable segment, revenue type and geography. Operating income in the nine months ended June 30, 2006 in the manufacturing group increased by 2.7%, primarily through the revenue increase. Operating income in the hospitality group decreased 97.9% in the nine months ended June 30, 2006 primarily because of declining maintenance revenue. As indicated above, headcount reductions were taken subsequent to the quarter ended June 30, 2006 to reduce operating losses.  In addition, the acquisition of HIS on August 14, 2006 will provide additional volume and new growth opportunities.  The corporate group loss increased by 28.6%, due in large part to share based compensation expenses, severance charges and increased marketing efforts.

Revenue. The following table summarizes revenue by reportable segment, revenue type and geography for the three and nine months ended June 30, 2006 and 2005:

	Three Months Ended June 30,
	2006			2005			% change
Thousands	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total

Revenue Type:
Software licenses	$1,418	$235	$1,653	$2,169	$947	$3,116	(34.6)%	(75.2)%	(47.0)%
Maintenance and support	8,075	2,405	10,480	7,724	3,199	10,923	4.5%	(24.8)%	(4.1)%
Professional services	3,023	498	3,521	2,831	795	3,626	6.8%	(37.4)%	(2.9)%
Third-party software and hardware	473		473	373	957	1,330	26.8%	(100.0)%	(64.4)%
	$12,989	$3,138	$16,127	$13,097	$5,898	$18,995	(0.8)%	(46.8)%	(15.1)%

Geography:
Americas	$7,525	$1,385	$8,910	$8,035	$1,705	$9,740	(6.3)%	(18.8)%	(8.5)%
Europe, Middle East & Africa	3,656	1,357	5,013	3,305	3,612	6,917	10.6%	(62.4)%	(27.5)%
Asia Pacific	1,808	396	2,204	1,757	581	2,338	2.9%	(31.8)%	(5.7)%
	$12,989	$3,138	$16,127	$13,097	$5,898	$18,995	(0.8)%	(46.8)%	(15.1)%

	Nine Months Ended June 30,
	2006			2005			% change
Thousands	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total

Revenue Type:
Software licenses	$5,123	$1,448	$6,571	$5,609	$2,287	$7,896	(8.7)%	(36.7)%	(16.8)%
Maintenance and support	23,756	7,691	31,447	22,991	10,060	33,051	3.3%	(23.5)%	(4.9)%
Professional services	8,730	1,853	10,583	7,871	2,184	10,055	10.9%	(15.2)%	5.3%
Third-party software and hardware	1,022	622	1,644	998	1,658	2,656	2.4%	(62.5)%	(38.1)%
	$38,631	$11,614	$50,245	$37,469	$16,189	$53,658	3.1%	(28.3)%	(6.4)%

Geography:
Americas	$22,451	$4,516	$26,967	$22,977	$5,801	$28,778	(2.3)%	(22.2)%	(6.3)%
Europe, Middle East & Africa	10,868	5,507	16,375	9,437	8,502	17,939	15.2%	(35.2)%	(8.7)%
Asia Pacific	5,312	1,591	6,903	5,055	1,886	6,941	5.1%	(15.6)%	(0.5)%
	$38,631	$11,614	$50,245	$37,469	$16,189	$53,658	3.1%	(28.3)%	(6.4)%

Manufacturing segment:  Total manufacturing revenue decreased by $0.1 million or 0.8% for the three months ended June 30, 2006 compared to the three months ended June 30, 2005, and increased $1.2 million or 3.1% in the nine months ended June 30, 2006 compared to the same period in 2005. License revenue decreased 34.6% in the three months ended and 8.7% in the nine months ended June 30, 2006 in manufacturing as a result of a number of factors including lower sales of Fourth Shift and the prior year recognition of initial sales of Fourth Shift Edition for SAP Business One upon the general release in April 2005.  Maintenance revenues in manufacturing increased 4.5 % in the quarter and 3.3% in the nine months ended June 30, 2006 as we continue to experience high retention rates on maintenance renewals and the generation of support revenue from additional service offerings. These services include remote system administration, and business process management. Professional services revenue increased 6.8% during the quarter and 10.9% during the nine months ended June 30, 2006, primarily due to increased consultant utilization strong performance in the business process management services and new revenue from our October 2005 acquisition of Infra in Germany.

Geographically, we generated organic license and maintenance growth and increased revenue from evolution sales in Europe, Middle East & Africa (“EMEA”) region and from the Infra acquisition. Our license and maintenance revenue from the Asia Pacific region increased as the strength of the Chinese economy continues and our customers demand increased for product and services. The Americas region was aided during the second quarter by the strong maintenance and support revenue offset by lower Fourth Shift license revenue.

Operationally, we have been positioning the manufacturing business for growth with our SAP-centric product while maintaining our Fourth Shift customer base.  There are three pillars of our strategy in manufacturing; the SAP channel, the B1 Large business and our base Fourth Shift business.  We continue the transition of FSE sales from a direct sales to a channel sales model. Over time, this strategy is expected to enable greater volume for FSE sales to small and medium-sized businesses.  At June 30, 2006 we had 12 partners in the U.S. selling Fourth Shift Edition in the manufacturing space.  We are now working on enabling these partners.  One particularly noteworthy event is that RSM McGladrey (“RSMI”) added Fourth Shift Edition for SAP Business One to its Technology Consulting product line.  RSMI will represent Fourth Shift Edition as its manufacturing ERP system of choice for manufacturing clients in the mid-market.  For larger accounts, we have been in discussions with several large SAP customers to serve as their manufacturing plant solution in their distributed geographic regions. We call this our B1 Large strategy.  In July 2006, we signed a global, multi-year agreement with a multinational food company to supply the Fourth Shift Edition for SAP Business One solution to plants within its many operating divisions. The majority of the license revenue impact from this agreement will likely occur in fiscal 2007 and beyond, although we do expect some license revenue impact in the fourth quarter of this fiscal year.  We are currently implementing the first site for this customer. Our expectation is to roll out between 50 to 100 manufacturing sites for this division over the next three to four years.  This global agreement has potential to serve other divisions of this customer. Additionally, we announced that we had formed an alliance with The Information Management Group — or IMG — Americas — to sell Fourth Shift Edition for SAP Business One to large SAP accounts. IMG is a strategic systems integrator for SAP B1 large and is known for being the “go to” for global SAP Business One implementations.  We expect the partnership to help drive international sales and implementations of Fourth Shift Edition.

Hospitality segment:  Total hospitality segment revenue decreased by $2.8 million or 46.8% in the three months ended June 30, 2006, compared to the prior year and decreased $4.6 million or 28.3% in the nine-month period. The revenue decrease was driven by reduced maintenance revenue and because the fiscal 2005 period includes $502,000 combined license and professional services revenue from a large custom development project that did not recur in the fiscal 2006 period. License revenue decreased $712,000 or 75.2% in the three months ended June 30, 2006 over June 30, 2005 and $839,000 or 36.7% in the nine months ended June 30, 2006 over the same period in 2005. License revenue was higher in the prior nine-month period in part because of $275,000 recorded from the custom project mentioned above.  The average site license revenue is lower than historically realized due to a high mix of sales to smaller hotels. Our deal volume was much higher but the average size was less due to sales to smaller hotels.  The 23.5% decrease in hospitality maintenance revenue was primarily due to continued attrition related to legacy systems that are being phased out by customers. Although we plan to partially offset this attrition with revenue from maintenance of newly sold Medallion and Portfolio products, our installed base of those products is not to the level necessary to compensate for the attrition. Provided we are successful in meeting our new account sales objectives, we expect relatively flat hospitality maintenance revenue for the remainder of the year.  Third party hardware and software revenue is unusually small due to revenue recognition and delays in customer implementation schedules.

Geographically, we provide maintenance services on legacy products primarily in the EMEA and Americas regions, and our operations in those regions have therefore experienced the largest decreases in hospitality maintenance revenue.

As highlighted earlier, we acquired Hotel Information Systems in August 2006.  This acquisition provides added products in new markets and an opportunity to more efficiently utilize our customer support centers.  With this acquisition we anticipate a revitalized hospitality business that is focused on two distinct areas: serving group and chain hotels with the new epitome and core products; and serving independent hotels with our existing Medallion product.

Gross Margin. The following table summarizes gross profit as a percentage of revenue, or gross margin percentages, by reportable segment and revenue type for the three and nine months ended June 30, 2006 and 2005:

	Three Months Ended June 30,
	2006			2005
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total

Software licenses	60.2%	91.5%	64.6%	55.3%	57.0%	55.8%

Maintenance and support	76.2%	40.7%	68.0%	77.4%	42.8%	67.3%

Professional services	14.3%	(7.4)%	11.2%	27.7%	9.7%	23.7%

Third-party software and hardware	24.5%	—	25.8%	29.8%	6.5%	13.0%

Total	58.1%	37.0%	54.0%	61.7%	34.7%	53.3%

	Nine Months Ended June 30,
	2006			2005
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total

Software licenses	53.3%	92.5%	61.9%	52.0%	60.9%	54.6%

Maintenance and support	76.4%	44.3%	68.5%	77.1%	47.2%	68.0%

Professional services	11.2%	12.3%	11.4%	22.0%	16.7%	20.8%

Third-party software and hardware	21.1%	48.6%	31.5%	28.4%	23.3%	25.2%

Total	57.1%	45.4%	54.4%	60.4%	42.6%	55.1%

Overall gross margin percentage increased to 54.0% in the third quarter of 2006 from 53.3% in the third quarter of 2005 due to greater mix of higher margin manufacturing revenue..

The manufacturing segment’s software license gross margin percentage improved to 60.2% during the three months ended June 30, 2006 from 55.3% during the three months ended June 30, 2005. Cost of license revenue consists of amortization of acquired software, the amortization of capitalized costs for internally developed software, and the cost of third-party software embedded in some of our products. The improved margin in the third quarter of 2006 reflects full amortization of some of the acquired Fourth Shift software asset.  Excluding any effect from new acquisitions, amortization expense will continue to decline as assets associated with Fourth Shift become fully amortized.  Decreases in amortization is expected to reduce costs by $267,000 for the three months ending September 30, 2006, compared to the three months ended June 30, 2006. This reduction in expense will be offset by additional royalty expense as sales of Fourth Shift for SAP Business One increase as percentage of overall license revenue. Royalty costs to third parties can fluctuate depending on product mix.

The manufacturing segment’s maintenance gross margin percentage also remained stable as we saw less revenue in the Americas region, but an increase in both the EMEA and APAC regions. Management changes in our manufacturing professional services organization and low utilization rates resulted in lower professional services margin in both the three and nine month periods ended June 30, 2006 compared with comparable periods in 2005.  Manufacturing third-party software and hardware gross margins decreased for both the three and nine month periods due to a change in product mix.

The decline in hospitality maintenance gross margin percentage is due to a large decline in maintenance revenue which was not offset by a similar decline in related costs. Although our cost of providing hospitality maintenance has declined since we completed the move of hospitality maintenance services to the facility in Bangalore, India we had previously established for manufacturing software maintenance, the $403,000 decrease in cost during the three months ended June 30, 2006, did not fully compensate for the even larger revenue decline. The hospitality world-wide support center has grown from 28 people in June 2005 to 42 people in June 2006.

Operating Expenses. The following table summarizes operating expenses for the three and nine months ended June 30, 2006 and 2005:

	Three Months Ended June 30,
	2006		2005
Thousands		% of Total Revenue		% of Total Revenue	% Change

General and administrative	$4,563	28.3%	$4,521	23.8%	0.9%
Selling and marketing	3,399	21.1%	2,779	14.6%	22.3%
Research and product development	2,670	16.6%	2,213	11.7%	20.7%
Total operating expenses	$10,632	65.9%	$9,513	50.1%	11.8%

	Nine Months Ended June 30,
	2006		2005
Thousands		% of Total Revenue		% of Total Revenue	% Change

General and administrative	$14,392	28.6%	$14,434	26.9%	(0.3)%
Selling and marketing	9,356	18.6%	7,948	14.9%	17.7%
Research and product development	7,662	15.2%	6,242	11.6%	22.7%
Restructuring related charges	—	0.0%	(261)	(0.5)%	(100.0)%
Total operating expenses	$31,410	62.5%	$28,363	52.9%	10.7%

Operating expenses for the quarter ended June 30, 2006 increased $1.1 million or 11.8% compared to the quarter ended June 30, 2005. For the nine-month period ended June 30, 2006, operating expenses increased $3.0 million or 10.7% over the comparable period in the prior year.

In June 2006, we amended the terms of our Executive Chairman agreement terminating his executive term.  He remains as Chairman of the Board.  This change will generate future net annual savings in excess of $400,000 in compensation and administrative costs.  General and administrative expenses in the quarter ending June 30, 2006 includes $98,000 of rent accrual and $299,000 for accelerated vesting of stock options related to the revision of terms with our Executive Chairman. General and administrative expenses in the nine months ended June 30, 2006 includes approximately $458,000 of professional fees associated with the internal control documentation project undertaken to comply with Section 404 provisions of the Sarbanes-Oxley Act of 2002 compared with approximately $1.2 million incurred in 2005. The provisions of Section 404 do not currently apply to the Company for fiscal 2006.  General and administrative expenses in the nine months ended June 30, 2006 are higher than expenses in the prior year due to the inclusion of $1,593,000 of stock compensation expense, $340,000 of severance related charges, and $346,000 related to terminating a lease obligation in the U.K. in June 2006.  The new lease in the U.K. will generate savings of approximately $480,000 per year compared to previous lease terms.

We expanded our sales force, stepped up demand generation activities, increased business development efforts to support strategic partnerships, and expanded corporate communications in 2006. These factors and the addition of Infra in Germany, resulted in an increase in selling and marketing expense of 22.3% in the three months and 17.7% in the nine months ended

June 30, 2006.

Research and product development expense was higher in both the three and nine months ended June 30, 2006, in large part because of expenses from the recently acquired Infra Business, a proof of concept project in our manufacturing segment, and continued efforts to expand functionality of manufacturing and hospitality products.  Research and development expenses for manufacturing were 13.0% of manufacturing revenue for the nine months ended June 30, 2006 compared with 11.1% for the same period in Fiscal 2005. The increase is primarily due to development of Fourth Shift Edition for SAP Business One and Infra expenses. Research and development expenses for hospitality were 19.2% of hospitality revenue for the nine months ended June 30, 2006 compared with 12.0% for the same period in 2005.  The increased spending was for development of Medallion.

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

Non-Operating Items and other. The following table summarizes non-operating income and expenses for the quarters ended June 30, 2006 and 2005, as well as our tax provision and discontinued operations:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
Thousands	2006	2005	2006	2005

Interest expense	$3	$1,021	$9	$3,046
Other income, net	189	111	362	298
Provision for (benefit from) income taxes	8	(251)	13	39
Income from discontinued operations, net of tax	5	12,083	$393	12,083

Interest expense incurred in 2005 was related to long-term institutional debt which was repaid in August 2005. It included cash interest expense, amortization of capitalized financing costs and debt accretion of an original issue discount.

Other income, net, primarily consists of interest income and the effect of changes in foreign exchange rates on intercompany payables denominated in U.S. dollars. Of the $362,000 of other income, net, reflected on our consolidated statement of operations for the nine months ended June 30, 2006; approximately $152,000 was due to the impact of the weakening of foreign currencies against the U.S. dollar. We also recorded interest income of $242,000 and other expenses of $32,000. We do not currently utilize any derivative security instruments or engage in any hedging activities.

In accordance with the bankruptcy and reorganization plan of AremisSoft Corporation, our former parent, we retained a 10% interest in the net collections by the Liquidating Trust established to pursue litigation claims and collection of assets remaining in AremisSoft after bankruptcy.  In June 2005, the Company received a distribution in the amount of $12.6 million from the Liquidating Trust that was recorded net of tax of $558,000 as income from discontinued operations.  Additionally, after we had separated from the Parent Company, we maintained an obligation in accrued expenses in our ledger. Reversal of this accrual in the first quarter of fiscal 2006 generated income from discontinued operations of $393,000, net of income taxes during the nine months ended June 30, 2006.

We recognized a tax benefit in continuing operations in the three and nine months ended June 30, 2006 to the extent that income from discontinued operations has been offset by current period losses from continuing operations. The benefit is stated net of amounts for our estimated domestic state and international tax liabilities. Our tax provision fluctuates due to the mix of forecasted results between domestic operations and our international subsidiaries. Also, we have not recorded certain income tax benefits in either of the periods presented due to continued uncertainty regarding our ability to realize our deferred tax assets.

Liquidity and Capital Resources

As of June 30, 2006, we had $12.7 million of cash and cash equivalents and $600,000 of restricted cash. Our working capital deficit (current assets less current liabilities), increased to $4.1 million at June 30, 2006 from $2.6 million at September 30, 2005. This increase in working capital deficit is due to a $3.3 million decrease in cash and cash equivalents and a $1.6 million increase in deferred revenue Deferred revenue was $17.0 million at June 30, 2006, compared with $15.4 million at September 30, 2005. Deferred maintenance revenues comprise the majority of our deferred revenues and our cost to perform these revenues has recently been between 30% and 35% of total maintenance revenue.

Cash Flows from Operating Activities. We generated $323,000 of cash from operating activities in the nine months ended June 30, 2006 compared to $12.4 million for the nine months ended June 30, 2005.  This decrease is primarily due to the trust distribution included in the 2005 cash provided by discontinued operations.  Cash from continuing operations in the nine month period ended June 30, 2006 increased $317,000 to $323,000 from the $6,000 of cash generated in operating activities from the comparable period a year ago. This change is primarily due to improved operating income after giving affect for changes in non-cash items, such as share-based compensation, and improved collections on maintenance billings.

We had $5.3 million of non-cash expenses in the nine months ended June 30, 2006, which included $3.8 million of depreciation and amortization and $1.6 million of share-based compensation. This compares to non-cash expenses of $4.5 million in the prior year, including $4.3 million of depreciation and amortization, $884,000 for non-cash interest, and $132,000 from provision for doubtful accounts with offsets of $221,000 for foreign currency transaction gains, $261,000 for restructuring and $322,000 for income tax benefit.

We used $1.3 million of cash in the nine months ended June 30, 2006 as compared to a $2.9 million use in the prior year to fund changes in operating assets and liabilities. The most significant cash flow changes in the current year to the $1.5 million in cash we generated in the nine months ended June 30, 2006 from deferred revenue, compared with $180,000 in cash used in deferred revenue in the nine months ended June 30, 2005. We used $1.3 million of cash to reduce accounts payable and accrued expenses in the nine months ended June 30, 2006, as compared to a usage of $1.0 million in the same period of the previous year.

Cash Flows from Investing Activities. We used $2.8 million of cash in investing activities during the nine months ended June 30, 2006 and $703,000 for the nine months ended June 30, 2005. We paid approximately $1.9 million for an acquisition and approximately $928,000 to upgrade and replace some of our internal computer hardware and other equipment during the nine months ended June 30, 2006. We expect investing activities in the remainder of fiscal 2006 to consist primarily of internal technology and system upgrades.

Cash Flows from Financing Activities. We used $856,000 of cash in financing activities in the nine months ended June 30, 2006 and $338,000 in the nine months ended June 30, 2005. The cash that was applied during the nine months ended June 30, 2006, primarily related to payments for debt incurred in connection with acquisitions, as well as $951,000 in payments of preferred stock dividends, offset by $331,000 of proceeds on issuance of common stock.

Commitments and Capital Adequacy. As of June 30, 2006, our primary commitments are for leased office space in Minneapolis, Minnesota; Wichita, Kansas; Reading, England; Tianjin, China; and Sydney, Australia.

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

Changes in Internal Control over Financial Reporting.  Except as noted below, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Although we have not yet been required to assess and report on the effectiveness of our internal control over financial reporting, we have concluded that we did not maintain effective internal controls over accounting for income taxes required under SFAS No. 109.  Specifically, we did not maintain effective controls to ensure that the tax accounting was accurately presented for unique transactions and situations or that the related tax accounting was appropriately reviewed to ensure compliance with generally accepted accounting principles.  This control deficiency resulted in the restatement of our interim and annual consolidated financial statements for the year ended September 30, 2004, and the interim consolidated financial statements during fiscal year 2005 (the quarters ended December 31, 2004 and March 31, 2005).  This control deficiency could result in a misstatement to the tax provision and related tax accounts and disclosures in the financial statements that would result in a material misstatement in the annual or interim financial statements that would not be prevented or detected.  Accordingly, management determined that this control deficiency represents a material weakness in internal control over financial reporting as of June 30, 2006.

We did not maintain effective controls over the period-end and financial reporting process to ensure that our June 30, 2005 Form 10-Q was originally filed accurately.  Specifically, in our rushed attempt to correct the income tax accounting for 2004 by the filing deadline in the context of the aforementioned control deficiency we filed our June 30, 2005 Form 10-Q prior to completion of the usual review controls and procedures.  The Form 10-Q as originally filed contained errors in the cash flow statement, the restatement footnote and MD&A sections regarding the restatement.  This control deficiency resulted in the need to amend our June 30, 2005 Form 10-Q.  This control deficiency could result in a misstatement to the aforementioned disclosures in the financial statements that would result in a material misstatement in the annual or interim financial statements that would not be prevented or detected.  Accordingly, management determined that this control deficiency represents a material weakness in internal control over financial reporting as of June 30, 2006.

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

Item 1A—Risk Factors

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

Item 4—Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders at 3:00 p.m. on Thursday, May 4, 2006. Stockholders holding 48,066,517 shares, or approximately 89.93% of the outstanding stock entitled to vote, were represented at the meeting by proxy or in person.  Although we originally solicited proxies for three matters to be considered by stockholders at the annual meeting, we withdrew one matter (consideration of an evergreen feature for our 2001 Stock Incentive Plan) prior to the date of the meeting. Two matters were submitted for consideration by stockholders at the meeting: (1) the election of two Class I directors to hold office until the annual meeting in 2009; and (2) a proposal to amend the SoftBrands, Inc. 2001 Stock Incentive Plan to increase the number of shares of common stock reserved for issuance under the plan by 1,500,000 shares.

1. Election of Class I Directors. The following nominees were elected as members of the Board of Directors as Class III Directors until the annual meeting of shareholders in 2008 or until such time as a successor may be elected:

Name	Shares Voted For	Authority Withheld
Randal B. Tofteland	47,446,258	620,259

Elaine Wetmore	47,276,547	789,970

2. Amendment to Increase Shares under 2001 Incentive Stock Plan. Our stockholders approved an amendment to our 2001 Stock Incentive Plan to increase the number of shares of common stock available for issuance under that plan by a vote of 20,740,080 shares in favor, 10,693,125 shares against, 13,333 shares abstaining, and 16,619,979 broker non-votes.

Item 5—Other Information

Not applicable.

Item 6—Exhibits

31.1                           Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Randal B. Tofteland.

31.2                           Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Gregg A Waldon.

32                                    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14 , 2006

SoftBrands, Inc.

	By:	/s/ Gregg A. Waldon
Gregg A. Waldon
Senior Vice President, Chief Financial Officer and secretary
(principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENTS

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Randal B. Tofteland

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Gregg A. Waldon

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002