Form 10-K
period 2006-09-30
SoftBrands, Inc.
filed 2006-12-22
CIK 1311926

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM          TO
Commission file number 0-51118
SoftBrands, Inc.
(Exact name of registrant as specified in its charter)

Delaware	41-2021446
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Meridian Crossings, Suite 800
Minneapolis, Minnesota (Address of principal executive offices)	55423 (Zip Code)
(612) 851-1500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐   NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐   NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑   NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐   NO ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $59,374,140.
APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ☑   NO ☐
The number of shares of the registrant’s common stock outstanding as of November 30, 2006 was 41,073,160.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 5, 2007 ( the “2007 Proxy Statement”) are incorporated by reference in Parts II and III of this Annual Report on Form 10-K.

SoftBrands, Inc.
2006 Annual Report on Form 10-K

PART I
ITEM 1. BUSINESS
     SoftBrands, Inc. provides enterprise software and related professional services to approximately 5,000 customers in more than 100 countries. We have established a worldwide infrastructure for distribution, development and support of enterprise software. We operate in two principal business segments: manufacturing software and hospitality software. Our integrated software suites provide the tools necessary for businesses in these sectors to improve efficiency, enhance customer satisfaction and improve profitability. Headquartered in Minneapolis, Minnesota, we have approximately 875 employees and maintain office locations in the United States, Australia, China, Germany, India, Indonesia, Malaysia, Singapore, South Africa and the United Kingdom.
Recent Developments
     Over the past twelve months, we have:
     Manufacturing:
•	signed our first global agreement for Fourth Shift Edition for SAP Business One;

•	updated Fourth Shift Edition and expanded its geographic availability; and

•	entered into key strategic alliances to drive sales of Fourth Shift Edition.
     Hospitality:
•	acquired a complementary hospitality business that added key technology products and 2,300 properties to our hospitality business; and

•	launched a new online reservation processing service for independent hoteliers, groups and management companies.
     Other:
•	strengthened our senior management team.
     In August 2006, we announced the signing of a global, multi-year agreement with a multinational food company to supply the Fourth Shift Edition for SAP Business One solution to plants within its many operating divisions. We expect that the majority of the license revenue from this agreement will likely occur in 2007 and beyond. We have implemented the first site for this customer and expect to roll out between 50 and 100 manufacturing sites for this division over the next three to four years. We also believe there is the potential to serve other divisions of this customer since the agreement is global in nature. This global agreement helps validate one of our three strategies in manufacturing which we call the B1 Large business. The other two strategies are to build the SAP channel for selling our Fourth Shift Edition product and our base Fourth Shift business. Our manufacturing business is moving from a direct sales model to primarily a channel sales model for new sales opportunities.
     In May 2006, we released Fourth Shift Edition for SAP Business One version 8.3, an update of our enterprise resource planning (“ERP”) system designed for mid-market manufacturers. This new version includes full German localization including language translation and capabilities to meet legal and fiscal compliance requirements. We expanded the geographic availability of Fourth Shift Edition and it is now available in the United States, the United Kingdom, Germany, Australia, Malaysia, New Zealand, Singapore, Ireland, South Africa, France and China.
     We formed key alliances in our manufacturing business to help drive sales of our Fourth Shift Edition product. In August 2006, we announced an alliance with The Information Management Group – or IMG – Americas – to sell Fourth Shift Edition for SAP Business One to large SAP accounts. In addition, RSM McGladrey added Fourth Shift Edition for SAP Business One to its Technology Consulting product line. RSM McGladrey will represent Fourth Shift Edition as its manufacturing ERP system of choice for manufacturing clients in the mid-market. We now have 26 reseller locations in the U.S. and Canada selling Fourth Shift Edition in the manufacturing space. In September 2006, we acquired the exclusive worldwide distribution rights of CIM-POOL’s PPS One manufacturing add-on for SAP Business One. The PPS One system is designed specifically for small and mid-sized manufacturers in make-to-order industries. Through this distribution arrangement, we expect to gain access to this discrete manufacturing sector not currently served by our Fourth Shift Edition for SAP Business One system.
     In August 2006, we acquired MAI Systems Corporation (“MAI”), and its subsidiary Hotel Information Systems (“HIS”), the makers of the epitome hotel property management system and core central reservations system. This acquisition is a key step in growing our hospitality business, adding new software solutions and a significant customer base. This acquisition will allow us to serve a wider spectrum of hotels in the chain and group hotels segments and make us a stronger competitor in the property management systems business worldwide.
     In November 2006, we announced the introduction of a new service called Karyon. This Distribution Service Provider (“DSP”) solution allows independent hoteliers, groups and management companies to effectively distribute rates and inventory to sources of online demand, such as the Global Distribution System and thousands of online travel sites.
     In June 2006, we strengthened our senior management team with the addition of Gregg A. Waldon as Senior Vice President and Chief Financial Officer. Most recently, Mr. Waldon was Chief Financial Officer, Secretary and Treasurer of Stellent, Inc., a provider of content management software solutions.
Manufacturing Software Operations
     Our manufacturing business supports the enterprise information management needs of small to mid-sized manufacturing companies and small to mid-sized plants in large enterprise environments. Our manufacturing software business contributed $51.1 million, or 73.7% of our consolidated revenue in fiscal 2006, $50.6 million, or 71.5% of our consolidated revenue in fiscal 2005, and $49.1 million, or 71.0%, of our consolidated revenue in fiscal 2004. We have a customer base of approximately 1,800 worldwide.
Products
     We offer ERP software, consulting, implementation, installation and ongoing support to manufacturing customers worldwide. Our principal products include Fourth Shift Edition for SAP Business One, Fourth Shift, Demand Stream and evolution. Fourth Shift Edition for SAP Business One is a comprehensive set of enterprise resource planning applications that we have integrated with, and that run as a part of, the Business One software marketed by SAP for mid-sized manufacturing companies and plants or divisions of larger companies. Fourth Shift is designed to work with Microsoft operating systems (Windows NT/XT/2000) and is primarily offered with a SQL Server database system. Demand Stream, a platform independent product, extends functionality of our Fourth Shift product and other ERP systems, into the market of lean manufacturing. evolution, an ERP system that was developed independently of Fourth Shift by a company we acquired, provides functionality and tools specifically suited to converter manufacturers.
     Our primary products for manufacturing are as follows:
•	Fourth Shift Edition for SAP Business One, our joint-initiative with SAP Business One to address the software application needs of medium-sized manufacturing companies and plants or divisions of multinational enterprises, was introduced in April 2005. As the largest enterprise application software company in the world, we believe that SAP has significant marketing, distribution and name-recognition resources that will assist us in penetrating these markets. In 2004, we began to work with SAP Business One to create a solution for mid-market manufacturing opportunities and devoted development resources during 2004 and early 2005 to develop the system. We are now a global independent software vendor partner of SAP. Fourth Shift Edition is currently available in the United States, Canada, the United Kingdom, Germany, Australia, Malaysia, New Zealand, Singapore, Ireland, South Africa, France and China.

Fourth Shift Edition for SAP Business One is designed to be an affordable solution for small and mid-sized manufacturers and for plants or divisions of multinational enterprises. It enables companies to streamline their operational and managerial processes with an SAP-centric solution. Fourth Shift Edition for SAP Business One is designed to be implemented quickly in a small or mid-sized business, or in an individual plant or division of a larger enterprise, without the extensive custom design and implementation consulting that might be required for a system targeted for sale to larger enterprises. Using Fourth Shift Edition for SAP Business One, customers are able to access real-time information through a single system containing financial, customer relationship management, manufacturing and management control capabilities. The product is based on flexible, open technology to make it possible to change and adapt as a business grows.

•	Fourth Shift is an enterprise software solution for mid-sized manufacturers, designed to improve the quality, efficiency and speed of manufacturing supply chains, global manufacturing and marketing operations, and strategic and tactical business decisions. Fourth Shift’s extended ERP suite facilitates critical business functions, including manufacturing, operations, financials, workflow, e-business, human resources and customer and supplier relationship management. Fourth Shift software, which is built on a Microsoft platform,

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
•	Demand Stream is a lean enterprise automation software system that provides functionality to support the demand-driven factory from the shop floor through the supply chain. Lean manufacturing principles concentrate on constant process monitoring and connectivity to suppliers and customers to provide precisely what customers demand in the way of minimizing interruption because of lack of supply, while minimizing raw materials, work in process and finished goods inventory. Demand Stream works in tandem with a manufacturing customer’s ERP system and is not dependent on Fourth Shift or any of our other software products. Demand Stream was introduced in 2001 and currently has 27 customer installations worldwide, primarily in the United States and China. We currently offer this solution to our existing customer base. In November 2006, Demand Stream 2.1 was released, offering additional functionality and support for Fourth Shift Version 7.40.

•	evolution is an ERP system serving the manufacturing and distribution markets. It is particularly suitable for ‘converter’ manufacturers, such as manufacturers of metals, paper and fabric producers, where reels, rolls, coils or bundles of raw materials are converted into finished product. Introduced in 1986, evolution is currently used worldwide in approximately 700 locations. Built on a services oriented architecture (“SOA”), and using business process management (“BPM”) tools to model, design, configure and implement customers’ unique functional requirements, evolution allows customers to tailor the application without modifying underlying source code. The evolution application is a “platform neutral” application, which means that it is available on all common enterprise platforms, including:
•	Database platform — support for Oracle, Informix and Microsoft SQL database engines;

•	Server platform —support for HP-UX, Solaris, IBM AIX and Microsoft 2003 Windows Server; and

•	Interface — runs in a “zero client” mode where any browser-enabled device can access and work with the evolution applications.
•	Infra:Net, acquired with the acquisition of the Infra business in October 2005, is a production planning system for small to medium-sized manufacturers in the German, Swiss and Austrian markets.
     Sales of new licenses for our manufacturing software products totaled $6.4 million, or 12.5% of our manufacturing revenue in fiscal 2006, $7.7 million, or 15.2% of our manufacturing revenue in fiscal 2005, and $7.4 million, or 15.1% of our manufacturing revenue in fiscal 2004.
Services and Customer Support
     We generate substantial recurring revenue by providing software maintenance services to our customers. The maintenance and support we provide is critical to our customers. We experience high annual retention rates for support services because customers have a strong desire to receive updates and assistance for what are often mission critical systems for them. We also generate revenue through a variety of manufacturing professional services offerings, including remote system administration and hosting, training, implementation and consulting services. Customer support and professional services related to our manufacturing software products totaled $43.5 million, or 85.1% of our manufacturing revenue in fiscal 2006, $41.3 million, or 81.6% of our manufacturing revenue in fiscal 2005, and $40.0 million, or 81.4% of our manufacturing revenue in fiscal 2004.
     We offer our manufacturing customers the following services:
•	Support Services, our software maintenance service, is our primary service offering for manufacturing software customers. Our customers generally pay an annual fee based on the current list price of the software modules they license. Included in this annual maintenance contract are:
•	unspecified new software releases containing customer-requested enhancements and new technology that enables our customers to improve their service and operational efficiencies;

•	interim service releases containing customer enhancements and updated documentation and code;

•	unlimited, prioritized telephone support with access to industry and product experts on service customer questions or issues;
•	technical publications providing information on utilizing the application to streamline their business;

•	online, real time WebEx support sessions providing instructions on resolving technical issues or answers to specific questions;

•	access to a web-enabled knowledge base for answers to commonly-asked questions anytime, anywhere;

•	access to a web-enabled global customer service system where customers can issue service requests, interact with support consultants, and update information until they have received a solution;

•	access to a web-enabled message board where customers can collaborate and share knowledge on industry specific use of their mission critical application; and

•	web-enabled monthly seminars on topics such as new software releases, lean manufacturing practices or industry adoption of new technologies like RFID.
More than 90% of our manufacturing software customers renew their maintenance contracts annually. The number of customers purchasing maintenance contracts has declined in the past several years in the United States due to normal customer attrition and lower sales of new licenses to the Fourth Shift product. Despite the lower number of customers under support agreements, we have been able to keep support service revenues from manufacturing customers relatively even over the past three years due to incremental revenue from new service offerings and cost of living price increases.

•	Remote System Administration and Hosting are service offerings where our personnel remotely manage and monitor the ERP application on a client’s network system or host the server in a secure location. This allows our customer’s IT staff to focus on strategic issues instead of routine system maintenance. This service is currently offered in the United States, the United Kingdom and China.

•	Remote Upgrade Service eliminates the need for onsite upgrades, providing enhanced service for customers at a lower cost. This service is offered in the United States and China.

•	Web Tutors was developed as a result of analyzing our customers’ most frequently asked questions on “how to use” the application. Even though extensive user documentation exists in our applications and knowledge base, some customers would rather view and listen to the answers. Our support consultants have collaborated and built more than 30 pre-recorded, web-based lessons addressing these “how to use” questions making them available at the click of a mouse and credit card any time, anywhere.

•	Database Services are provided upon customer request, and range from providing database reconstruction, where a customer’s databases has been destroyed without sufficient backups, to general ledger reorganization, based on new financial reporting requirements.

•	Training and Consulting Services include web-based, classroom, customer onsite and computer-based training and other consulting services for our manufacturing software customers.
     We host annual user conferences (called Fourth Shift XChange), implement continuous satisfaction snapshots and employ experienced support consultants to enhance and differentiate our service offerings. Our regional support consultants have, on average, eight years of product experience and an additional eight years of experience working for manufacturing companies. They are domain experts and receive continuous training on new software releases and interim service releases prior to distribution to our customers. They also receive training on customer relationship skills to adapt to our customers’ behavior style to help solve service requests efficiently and provide a positive experience for our customers. We continuously review the quality of service our customers experience by sending real-time surveys to them. Additionally, our customers can request a service manager call with a “click of a button” on the quality survey. We consistently get high quality of service ratings from our customers and receive numerous positive customer quotes on our support consultants.
     It is our objective to increase our service revenue per customer by selling newly developed services to existing customers in the Americas; providing services to support additional product sales, such as Demand Stream; offering existing service programs developed in the United States to customers in Europe and Asia; and providing implementation services to new Fourth Shift Edition for SAP Business One customers either directly or through our channel partner network.

Office Locations
     We maintain the following principal offices for our manufacturing operations:

Location	Functions
Minneapolis, Minnesota	Headquarters for our Americas business. Marketing, sales, development, quality assurance, professional services and customer support functions.

Bangalore, India	Marketing, sales, development and customer support functions.

Reading, United Kingdom	Headquarters for our Europe, Middle East and Africa (“EMEA”) business. Marketing, sales, professional services and customer support functions.

Tianjin, China	Headquarters for our Asia-Pacific (“APAC”) business. Marketing, sales, development, professional services and customer support functions.
     We have customer service hubs in Mexico City, Mexico; Blackburn, United Kingdom; Konstanz, Germany; Mantua, New Jersey; and Johannesburg, South Africa. We also have sales offices in Leonberg, Germany; Singapore; Shanghai, Beijing and Guangzhou, China; Johannesburg and Capetown, South Africa; Dublin, Ireland; and Mexico City, Mexico.
Sales and Marketing
     We distribute our manufacturing software and services through a combination of direct sales and value-added resellers. Our goal is to sell Fourth Shift Edition through channel partners, for small and medium enterprises, while maintaining our professional direct sales force for large enterprises and our heritage applications. We have contracts with approximately 50 channel partners and expect to substantially expand this channel in the future. The following table summarizes the principal means of distribution for our manufacturing products by geography:

Product	Distribution
Fourth Shift Edition for SAP Business One	Business partners and direct sales in the United States, Canada, EMEA and APAC. Direct sales for large multinational account sales made in conjunction with SAP’s direct sales team.

Fourth Shift	Direct sales in the United States, Canada, EMEA and China. Resellers in Europe, Japan, Taiwan, Malaysia, Australia and Brazil.

Demand Stream	Direct sales in the United States, Canada, China and EMEA.

evolution	Direct sales in the United States, Canada and APAC. Direct sales and one primary channel partner in EMEA.
     We have increased the amount of distribution resources devoted to Fourth Shift Edition for SAP Business One. We also intend to continue to focus on gaining market share with product replacement sales in mature ERP markets such as the United States and Western Europe, where few new manufacturing plants are being built.
Markets
     Our manufacturing customers are concentrated in the following industries: life sciences, machinery, chemical and plastics, food and beverage, automotive, consumer products and electronics. We currently have approximately 1,800 manufacturing customers worldwide. No single customer has accounted for more than 10% of our revenue during any of the past three fiscal years. We believe that Fourth Shift Edition for SAP Business One provides small and mid-size businesses, as well as divisions of multinational corporations, with a highly competitive and comprehensive solution to manage a variety of manufacturing processes. It can also replace outdated legacy systems and manual processes, and therefore represents a strong growth opportunity in the United States, EMEA and APAC. The manufacturing sector in China is growing rapidly, and we believe we are well positioned to capitalize on this growth as we have had a presence in China since 1989 and recently made Fourth Shift Edition for SAP Business One available in that country.

Research and Development
     We currently employ a staff of approximately 90 computer engineers and programmers in our manufacturing software business. Our manufacturing development locations are as follows:

Product	Development Locations
Fourth Shift Edition for SAP Business One	Minneapolis, Minnesota and Tianjin, China

Fourth Shift	Minneapolis, Minnesota and Tianjin, China

evolution	Blackburn, United Kingdom and Noida, India

Demand Stream	Minneapolis, Minnesota and Tianjin, China
     We are currently devoting substantial efforts to enhancing the functionality of Fourth Shift Edition for SAP Business One. Our Fourth Shift development staff focuses on developing new functionality that our customers have indicated they desire and on extending the product to new platforms. Our evolution development staff is focused on custom programming using the evolution tools to create individualized ERP systems for evolution customers. Our Demand Stream development staff continues to create new software technology to further enhance this product.
Competitors
     The market for ERP software is intensely competitive worldwide and price sensitive. Our manufacturing software products compete for installations in companies, company subsidiaries or individual plants with less than $1 billion in revenue. We compete worldwide based on our reputation, quality, reliability and service offerings. The U.S. and EMEA markets for ERP software for small to mid-sized manufacturing companies is characterized by a number of smaller competitors, none of which has a significant portion of the market. We believe that the functionality of many of the product offerings in these markets has become similar and that the market has become mature and largely saturated by existing vendors. Competition in the U.S. market has become particularly acute, and the market has shown reduced growth since 2000. The APAC market is less saturated and we believe has stronger growth opportunities.
     Key competitors for Fourth Shift and Fourth Shift Edition for SAP Business One include Epicor Software Corporation, QAD, Inc., SYSPRO Impact Software, Inc., Microsoft Corporation, Oracle Corporation, and Infor Global Solutions. Key competitors for Demand Stream include QAD, Inc. and Oracle Corporation. Our evolution product competes with vendors of financial and enterprise management products from a number of suppliers, including QAD, Inc., Oracle Corporation, IFS, Intentia International AB and Glovia International.
Hospitality Software Operations
     Our Hospitality business supports the enterprise information management needs of hotels and resorts. Our hospitality software business contributed $18.2 million, or 26.3% of our consolidated revenue in fiscal 2006, $20.2 million, or 28.5% of our consolidated revenue in fiscal 2005, and $20.0 million, or 29.0% of our consolidated revenue in fiscal 2004. In 2007, we expect that our hospitality business will contribute a substantially larger percentage of our total revenue with the acquisition of HIS in August 2006.
Products
     We provide property management systems and a central reservation system to hotels and resorts. As a result of the acquisition of HIS in August 2006, we now have an expanded product offering for hotels that feature greater functionality and scalability and are based on Internet-native technology. Our primary property management systems are epitome and Medallion. In addition, we offer the PORTfolio property management system primarily in the United Kingdom and Ireland. Our core central reservation system helps optimize reservation processing, channel management, rate management and business operations for multi-property and hotel groups and chains. The most recent addition to our offerings is Karyon, which provides reservation management, representation services, Internet services and electronic distribution for any size or scale of property.

     Our primary products for hospitality are as follows:
•	epitome is a full-featured property management system for multi-property hotel groups and chains built on the Microsoft .NET platform. This property management system provides a complete system for the management of multi-property lodging operations worldwide. epitome offers comprehensive functionality for the management of rates, inventory and affinity programs with sophisticated revenue and taxation capabilities, multiple currency and language options, and multi-property integration of availability, itineraries and accounting. epitome also features a sophisticated business intelligence offering that improves hoteliers’ ability to analyze and improve the performance of their hotels on both a property-by-property and cross-property basis.

•	Medallion is a Windows-based property management system designed primarily for independent hotels. It features an easy to use single-screen approach to property management backed by a high number of features. Medallion is a fully translated product that can accommodate both single- and double-byte languages and has been delivered in over 20 languages. A key feature of Medallion is its “look and book” function that lets a user drag and drop bookings using a graphical representation of their property. There are approximately 1,000 installations of Medallion worldwide.

•	PORTfolio property management system is an enterprise application designed for single and multi-property hotels and resorts in the United Kingdom and Ireland. This feature-rich system incorporates sophisticated graphics and touch-screen capability to easily manage reservations, rates and guest profiles. PORTfolio provides central reservations, centralized guest and company history, data warehousing, a sales ledger and a virtual tour feature – all easily operated by hotel staff.

•	core central reservation and corporate information system seamlessly integrates central reservations, channel management, a reservation portal and consolidated profile management. It provides a set of intuitive tools for a hotel’s employees, guests and business partners – including travel agencies, companies and wholesalers. core provides hotels with a collaborative environment where all users can interact effectively and share centralized corporate information on a real-time basis. core recently was certified as having direct NextGen Seamless interfaces to all four of the Global Distribution Systems.

•	Karyon, introduced in November 2006, is a service that offers independent hotels real-time connectivity to online sources of hotel reservations, such as the Global Distribution System (“GDS”) and thousands of online travel sites. Currently, thousands of independent hotels around the world are not listed in the GDS, which travel agents use to book airline tickets, cars and hotels. These hoteliers lack an affordable solution for placing hotel room rate and availability information online, as well as the expertise to develop effective GDS hotel profiles. Our Karyon service helps resolve this issue by providing electronic distribution services combined with “high-touch” assistance and marketing expertise. Karyon and the underlying technologies are designed to manage a property’s entire rate, availability and booking information through one system – regardless of the hotel’s property management system – while maintaining complete control of a range of individual distribution channels.
     We also offer business applications from third parties that integrate with our current property management systems offerings, including applications for spa, golf, condominium accounting, customer relationship management and point of sale. Our ability to integrate our products with other vendors’ applications is essential to our competitiveness, and we integrate with leading suppliers of central reservation services, sales and catering systems, and revenue management applications. We are an active supporter of industry initiatives to standardize these types of interfaces.
     A large portion of our hospitality revenue has historically been derived from maintenance of legacy software systems. This maintenance revenue was $11.9 million, or 65.5% of our hospitality revenue in fiscal 2006, $12.8 million, or 63.6% of our hospitality revenue in fiscal 2005, and $14.3 million, or 71.4% of our hospitality revenue in fiscal 2004. Legacy software systems include IGS Hotel, which operates in a multitasking DOS environment and offers a wide range of functions for both the front- and back-office operations in a hotel, and LANmark, a property management product which also operates in multitasking DOS environments and offers many of the same features as IGS Hotel. The acquired HIS business also provides support for two legacy software systems, epitome for iSeries and epitome for Unix, both of which offer property management functionality similar to LANmark.

Services and Customer Support
     We provide customer support for our hospitality customers from locations in the United States, India, Malaysia, Indonesia, United Kingdom, Ireland, China, South Africa and Australia. We have developed a worldwide customer support center in Bangalore, India that provides first-line customer support for hospitality clients on an around-the-clock basis. Customer support and professional services related to our hospitality software products contributed revenue of $15.0 million, or 82.2% of our hospitality revenue in fiscal 2006, $15.5 million, or 77.0% of our hospitality revenue in fiscal 2005, and $16.9 million, or 84.2% of our hospitality revenue in fiscal 2004. We offer a standardized customer support program for all of our hospitality products. This is a comprehensive, fee-based program designed to help customers obtain the maximum benefit from their business management software. Our customers generally pay an annual fee for support.
     We also offer the following services:
•	Installation and Training. In order to make getting started with our products as easy as possible for our customers, we provide project organization and definition, system installation, customer training, go-live support and post-installation reviews. These services are provided by our certified engineers or certified partners.

•	System Optimization and Consulting. Our consultants work with installed customers to optimize their installations to meet changing needs, including procedural reviews, system tuning, interface development and certification, version upgrades and report customization.
Office Locations
     We maintain the following principal offices for our hospitality operations:

Location	Functions
Lake Forest, California	Headquarters for our Americas business. Marketing, sales, product development, quality assurance, professional services and customer support functions.

Wichita, Kansas	Development, quality assurance, professional services and customer support functions.

Orlando, Florida	Karyon sales, professional services and customer support functions.

Bangalore, India	Development, quality assurance and customer support functions.

Reading, United Kingdom	Headquarters for our Europe and Africa business. Marketing, sales, quality assurance, professional services and customer support functions.

Kuala Lumpur, Malaysia	Headquarters for our APAC business. Marketing, sales, product development, quality assurance and customer support functions.
     We also have sales offices in Beijing, Hong Kong and Shanghai, China; Jakarta, Indonesia; Singapore; Sydney, Australia; and Johannesburg and Cape Town, South Africa, as well as distributors worldwide.

Sales and Marketing
     We distribute our hospitality products through a worldwide direct sales organization and a reseller channel. We currently have approximately 55 employees in direct sales and contracts with approximately 18 resellers. The following table summarizes the principal means of distribution for our hospitality products by geography:

Product	Distribution
epitome	Direct sales in the United States, EMEA and APAC. Reseller supported.

Medallion	Direct sales in the United States, EMEA and APAC. Reseller supported.

PORTfolio	Direct sales primarily in the United Kingdom and Ireland.

core	Direct sales in the United States, EMEA and APAC. Reseller supported.

Karyon	Direct sales primarily in the United States and Europe. Reseller supported.
     Marketing for the hospitality business is managed globally but driven regionally through dedicated managers in each of the Americas, EMEA and APAC regions. Our marketing staff works closely with the direct sales force within each region to customize strategies for driving leads and brand awareness. Strategies include traditional print advertising, e-based marketing, public relations and event marketing. In addition, our marketing staff works with the regional support and service teams to help drive incremental sales, upgrades and services to our active customer base.
Customer Base
     Our hospitality customer base includes more than 3,800 properties. We believe organic growth in hospitality will come mainly from property management systems and central reservation product sales to hotel groups and chains, which have higher average transaction sizes than sales to independent hotels. Karyon service is also expected to drive growth in our customer base.
Markets
     Our primary hospitality customers include group, chain and independent hotels. We believe the addition of the products from the acquired HIS business will allow us to better serve hotel groups, regional chains and large independent hotels. The epitome product is our leading property management system solution for multi-property hotels and large independent hotels. Medallion is our primary solution for small to medium-sized independent hotels. In the United States, Best Western hotels are expected to be a key market for Medallion as Best Western has endorsed Medallion as one of the property management systems that will provide a two-way interface to its central reservation system.
Research and Development
     We currently employ a staff of approximately 80 computer engineers, programmers and quality assurance specialists in our hospitality software business. Our hospitality development locations are as follows:

Product	Development Locations
core	Lake Forest, California and Kuala Lumpur, Malaysia

epitome and Karyon	Lake Forest, California and Kuala Lumpur, Malaysia

Medallion	Wichita, Kansas and Bangalore, India

PORTfolio	Wichita, Kansas and Bangalore, India

     The focus of our current development efforts is completing the worldwide rollout of the epitome.Net and core products and continuing to enhance product functionality based on customer requirements. In addition, we are integrating our Medallion and PORTfolio products with the web and central reservation services of core, and broadening the connectivity of Medallion and PORTfolio by integrating them with the Liaison interface management system.
     We have made long-term commitments to software development, coding and testing in both India and Malaysia. In addition to product development and maintenance, our Bangalore, India development center is staffed with testing specialists who maintain a library of product-specific quality testing routines. The Bangalore and Kuala Lumpur teams work closely with product management and development staff in the United States.
Competitors
     The enterprise software market for the hotel and resort category is highly competitive and highly fragmented. Our hospitality products compete with offerings from a wide range of companies including MICROS Systems, Inc., Brilliant, Protel Hotelsoftware GmbH, MSI and Springer-Miller Systems, Inc. Our Karyon service competes with offerings from companies such as Pegasus, TravelClick, Travelport and Synxis.
Intellectual Property
     We have registered a total of 35 trademarks for software services and products with the United States Patent and Trademark Office and with the equivalent offices of most foreign countries in which we do business. We have also registered the copyright on previous versions of our Fourth Shift Edition, Fourth Shift, evolution, Medallion, epitome, LANmark and PORTfolio software products and may register future versions.
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
     Despite these precautions, it may be possible for unauthorized parties to copy or reverse-engineer portions of our products. While our competitive position could be threatened by disclosure or reverse engineering of this proprietary information, we believe that copyright and trademark protection are less important than other factors such as the knowledge, ability and experience of our personnel, name recognition and ongoing product development and support.
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
Employment
     As of October 1, 2006, we had approximately 875 employees worldwide, including approximately 365 employees in our manufacturing business, approximately 390 employees in our hospitality business and approximately 120 employees in general and administrative positions. As business needs dictate, we also use consultants and contractors who devote a substantial amount of time to our affairs. None of our employees are represented by a labor union and we believe our employee relations are good.
Available Information
     We make available through our website (www.softbrands.com), free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we have electronically filed or furnished such materials to the Securities and Exchange Commission. The information available on our website is not incorporated into this Annual Report on Form 10-K.
ITEM 1A. RISK FACTORS
     Our Form 10-K contains a number of statements about our future operations. We make statements regarding anticipated product introductions, changes in markets, customers and customer order rates, expenditures in research and development, growth in revenue, taxation levels, effects of pricing, growth in our foreign operations and other statements not specifically identified, all of which represent our expectations and beliefs about future events. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar words and expressions. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause actual results, level of activity, performance or achievements to be materially different from those expressed or implied by these forward-looking statements. The factors that may cause our operations to vary materially from those contemplated by our forward-looking statements include:
Economic and market conditions can adversely affect our revenue growth and operating results.
     Demand for enterprise software and our solutions is affected by general economic conditions, competition, product acceptance and technology lifecycles. A general weakening of the economy and business conditions that affect information technology and the industries we serve could result in delays and decreases of customer purchases and decreases in our renewal rates for software maintenance.
Our operating results may be adversely affected by downturns in the industries we serve.
     Our financial results depend, in significant part, upon economic and market conditions in the manufacturing and hospitality industries. The hospitality industry has experienced significant downturns in the past as a result of 9/11 and the SARS outbreak. Disasters such as the tsunami in the Indian Ocean region, hurricanes Katrina and Rita in the United States and the avian influenza worry could have similar impacts upon both the manufacturing and hospitality markets in the regions directly or indirectly affected. Other changes in the hospitality and manufacturing markets could also impact our ability to sell our products and services.
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
     We are marketing our Fourth Shift Edition for SAP Business One product to small and mid-sized manufacturing companies and plants or divisions of multinational enterprises. This product was released in April 2005. We have not sold substantial numbers of these products and cannot be certain that they will be widely accepted in the marketplace.
Sales of Fourth Shift Edition are dependent upon continuation of agreements with, and cooperation from, SAP and termination of those agreements and cooperation could render continued sales difficult or impractical.
     We are devoting significant resources to marketing Fourth Shift Edition for SAP Business One as one of our leading product offerings for small to mid-sized manufacturers. We have developed Fourth Shift Edition in accordance with a development agreement with SAP Business One. We distribute Fourth Shift Edition directly, with copies of SAP Business One that we sell as an SAP Business One reseller, and in part through arrangements with other SAP Business One resellers. Termination of our agreements with SAP Business One could end our ability to sell SAP Business One, limit our market for the product to existing SAP Business One users and terminate many of our distribution channels.
We have substantial international sales which are subject to the many risks of international operations.
     Our operations are international in scope, with operations in Europe, Middle East, China and Africa. For the year ended September 30, 2006, 46.1% of our revenue was derived from sales outside the United States. These sales are subject to many of the risks of international operations including:

•	higher operating costs in some regions;

•	currency controls and fluctuations in currency exchange rates;

•	changes in local market business requirements and increased cost and development time required to modify and translate our products for local markets;

•	inability to recruit qualified personnel in a specific country or region;

•	difficulty in establishing and maintaining relationships with local resellers, systems integrators or other third-party vendors;

•	differing foreign technical standards;

•	differing regulatory requirements;

•	export restrictions and controls, tariffs and other trade barriers;

•	difficulties in staffing and managing international operations;

•	reduced protection for intellectual property rights;

•	changes in political and economic conditions;

•	seasonal reductions in business activity;

•	potentially adverse tax assessments; and

•	terrorism, disease, or other events that may affect local economies and access to them, and that may particularly affect utilization of hotels and therefore our hospitality business.
The sales cycle for our products makes it difficult to predict our operating results.
     Our customers often take significant time evaluating our products before licensing our software. The period between initial customer contact and purchase may vary from one month to more than one year. During the evaluation period, prospective customers may delay purchases, may decide not to purchase and may scale down proposed orders for reasons that we do not control and cannot predict including:
•	changes in customer personnel;

•	reduced demand for enterprise software solutions;

•	introduction of products by our competitors;

•	lower prices offered by our competitors;

•	changes in the budgets and purchasing priorities of our customers;

•	need for education of customer personnel; and

•	changes in the information systems of our customers.
     A large part of our sales typically occurs in the last month of a quarter, frequently in the last week or even the last days of the quarter. If these sales were delayed from one quarter to the next for any reason, our operating results could fluctuate dramatically.
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
     A significant portion of our research and development resources are devoted to product upgrades that address new systems and maintenance requirements or add functionality to our products. The remainder of our research and development resources are devoted to new products that we cannot be certain will be widely accepted.

Our revenue is partly dependent on renewal of maintenance agreements by our customers.
     We generate substantial recurring revenue from our customer support program and other software maintenance services, most of which renew annually at the customer’s option. During the year ended September 30, 2006, we generated $43.8 million or approximately 63% of our total revenue from software maintenance services. The level of our maintenance revenue is directly related to the number of our software products that are in active use by customers. If our customers stop using our products, if we are unable to maintain the rate of addition of new customers, or if our customers determine that they cannot afford maintenance, our maintenance revenue can be expected to decline. Revenue generated from customers using legacy products that receive lower rates of development funding represent an increasing risk of cancellation.
We may be required to delay revenue recognition into future periods, which could adversely impact our operating results.
     We may be required to defer revenue recognition due to several factors, including situations where:
•	our license agreements include applications that are under development or have other undelivered elements which may be essential or may not have vendor specific objective evidence of fair value;

•	we deliver services which could delay product delivery or acceptance; or

•	a third-party vendor, whose technology is incorporated into our software products, delays delivery of the final software product to the customer.
     We are occasionally unable to negotiate contract terms that permit revenue recognition at the time of delivery or even as work on the project is completed.
We have adopted anti-takeover defenses that could make it difficult for another company to acquire control of SoftBrands.
     Provisions in our second amended and restated certificate of incorporation and bylaws, our stockholder rights plan and Delaware law could make it more difficult for other companies to acquire us, even if doing so would benefit our stockholders. Our charter documents contain the following provisions which may inhibit an acquisition:
•	advance notification procedures for matters to be brought before stockholder meetings;

•	limitation on who may call stockholder meetings;

•	prohibition on stockholder action by written consent;

•	a classified or “staggered” board of directors; and

•	the ability of our board of directors to issue shares of preferred stock without a stockholder vote.
     Further, our stockholder rights plan could delay, deter or prevent any potential bidder from acquiring more than 10% of our voting stock without the agreement of our Board of Directors. Because we are incorporated under Delaware law, a stockholder who acquires more than 15%, but less than 85%, of our stock may have difficulty acquiring us during the three years after the date of the stock acquisition.
A number of our competitors are well-established software companies that have advantages over us.
     We face competition from a number of software companies that have advantages over us due to their larger customer bases, greater name recognition, long operating and product development history, greater international presence and substantially greater financial, technical and marketing resources. These competitors include well-established companies such as Microsoft Corporation, Oracle Corporation and SSA, all of which have larger installed customer bases. In addition, we compete with a variety of more specialized software and services vendors, including Epicor Software Corporation, QAD, Inc., SYSPRO Impact Software, Inc., Infor Global Solutions, IFS, Intentia International AB and Glovia International.
A recently adopted change in the way companies must account for stock options will affect our earnings and has caused us to change our compensation practices.
     Through September 30, 2005, we accounted for the issuance of stock options under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, we recorded compensation expense only in connection with option grants that had an exercise price below fair market value. For option grants that had an exercise price at fair market value, we calculated compensation expense and disclosed the impact on net income (loss) and earnings (loss) per share, as well as the impact of all stock-based compensation expense, only in a footnote to our consolidated financial statements. In December 2004, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”) which became effective for us in the first quarter of fiscal 2006. SFAS 123R requires us to report, in our operating statement, the fair value of stock-based benefit awards, stock options, restricted stock and stock appreciation rights as compensation expense affecting both net income (loss) and earnings (loss) per share. Effective December 19, 2005, we changed the equity-based incentives we annually provide to employees to include a combination of stock-settled, stock appreciation rights and restricted stock units, in part to reduce the amount of expense generated upon grant of equity-based awards.
Changes in the terms on which we license technologies from third-party vendors could result in the loss of potential revenues or increased costs or delays in the production and improvement of our products.
     We license third-party software products that we incorporate into, or resell with, our own software products. For example, we incorporate customer relations software licensed from Pivotal into some of our products. We also rely on the SQL database management system for many of our products and the Oracle database management system for some of our products. We have reseller relationships with a number of other companies that allow us to resell their technology with our products. Technology licenses such as these are subject to periodic renewal and may include minimum sales requirements. A failure to renew, or early termination of, these technology licenses could adversely impact our business.
If our products infringe on the intellectual property rights of third parties, and we are sued for infringement or cannot obtain licenses to these rights on commercially acceptable terms, our business would suffer.
     Many participants in the technology industry have an increasing number of patents and patent applications, and have demonstrated a readiness to take legal action based on allegations of patent and other intellectual property infringement. As the number and functionality of our products increase, we believe that we may become increasingly subject to the risk of infringement claims. If infringement claims are brought against us, these assertions could distract management and we may have to expend potentially significant funds and resources to defend or settle such claims. If we are found to infringe on the intellectual property rights of others, we could be forced to pay significant license fees or damages.
We have limited protection of our intellectual property and, if we fail to adequately protect our intellectual property, we may not be able to compete.
     We rely on a combination of contract, copyright, trademark and trade secret laws to protect our intellectual property. Existing copyright laws afford only limited protection. In general, we do not release the source code of our products, although we may permit customers to obtain access to our source code through a source code escrow arrangement. This access to our source code may increase the likelihood of misappropriation or other misuse of our intellectual property. In addition, the laws of some countries in which our software products are or may be licensed do not protect our software products and intellectual property rights to the same extent as the laws of the United States of America. Defending our software products and intellectual property rights could be costly.
Our success depends on our ability to continue to retain and attract qualified personnel.
     We believe that our success depends upon our ability to continue to train, retain, effectively manage and attract highly skilled technical, managerial, sales and marketing personnel. If our efforts in these areas are not successful, our costs may increase, development and sales efforts may be hindered and our customer service may be degraded. There is intense competition for personnel in the software industry. From time to time, we experience difficulties in locating sufficient highly qualified candidates in desired geographic locations or with required industry-specific expertise.
We may need additional capital to make future acquisitions.
     We believe our cash balances, together with cash from operations and available borrowings under our credit line, will be sufficient to meet our cash requirements through September 30, 2007 and beyond. However, we may need or choose to raise capital for various strategic or operational reasons including acquisitions. There can be no assurance we will be able to raise capital and the pricing and terms of any capital could be unfavorable to current stockholders.
If we fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results which could have a material adverse effect on our business or operating results.
     Effective internal control over financial reporting is necessary for us to provide reliable financial reports and is important in helping to prevent financial fraud. If we are unable to achieve and maintain adequate internal control over financial reporting, our business and operating results could be adversely affected. We have discovered in the past, and may in the future discover, areas of our internal controls that need improvement. For example, in 2005, we discovered a material weakness in our tax reporting compliance that had caused us to incorrectly report the tax benefit from losses from continuing operations as a benefit to discontinued operations, and also discovered a material weakness in disclosure controls that caused errors in our computation of earnings per share and diluted earnings per share. We have implemented, and continue to implement, procedures to remedy these weaknesses as of September 30, 2006. Any failure to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.
     Further, if we become an “accelerated filer” our management will be required to state whether our internal control over financial reporting is effective, and we will be required to obtain attestation of our independent registered public accounting firm to management’s conclusion. If we are not an accelerated filer, our management attestation will be delayed until the fiscal year ended September 30, 2008, and the independent accountant attestation until the fiscal year ended September 30, 2009. If our management is not able to come to a conclusion that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to attest to management’s conclusion, investors could lose confidence in our reported financial information.
The failure to successfully and timely implement an upgrade of our corporate financial systems could harm our business.
     In 2006, we commenced implementation of an upgrade to our current financial systems. The upgrade is anticipated to be completed in the first half of 2007, and will, among other things, increase the automation of, and we believe enable greater internal control and productivity for, our financial processes, as well as enable centralization of business functions within the company and improve our data integrity, controls, and the use of our people and systems. Failure to successfully implement the new system in a timely, effective and efficient manner could result in the disruption of our operations, the inability to comply with Sarbanes-Oxley obligations and the inability to report our financial results in a timely manner.
Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations.
     We have a substantial amount of indebtedness that requires significant interest payments. Our indebtedness could have important consequences to us, including the following:
•	limiting our ability to fund working capital, capital expenditures, acquisitions or other general corporate purposes;

•	vulnerability to fluctuations in interest rates, as a substantial portion of our indebtedness bears variable rates of interest;

•	reducing our flexibility in planning for, or responding to, changing conditions in our business and our industry;

•	limiting our ability to borrow additional funds; and

•	making us more vulnerable to general economic downturns and adverse developments in our business.
We will require a significant amount of cash to service our indebtedness. Our ability to generate cash depends on many factors beyond our control.
     Our ability to pay or refinance our indebtedness, and fund working capital and planned capital expenditures, will depend on our ability to generate cash in the future. Our ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, regulatory, legislative and other factors that are beyond our control.
     Our business may not generate cash flow from operations that is adequate to repay our indebtedness, or to fund our other liquidity needs. If we cannot service our indebtedness, we may have to take actions such as refinancing the indebtedness, seeking additional equity, selling assets or reducing or delaying development, capital expenditures, strategic acquisitions or investments. We may not be able to refinance any of our indebtedness or locate additional equity investment on commercially reasonable terms, or at all.

Our credit agreement imposes significant operating and financial restrictions on us, which may prevent us from capitalizing on business opportunities and taking some corporate actions.
     Our credit agreement imposes restrictions on our ability to finance operations and capital needs, respond to changing business or economic conditions and to engage in other transactions or business activities that may be important to our growth strategy. These restrictions will, among other things, limit our ability to:
•	subject to minor exceptions, incur or guarantee additional indebtedness;

•	pay dividends or make other distributions (except as required under our outstanding preferred stock);

•	repurchase our stock;

•	make investments;

•	sell or otherwise dispose of assets, including capital stock of subsidiaries, except inventory in the ordinary course;

•	create liens;

•	consolidate, merge or liquidate;

•	change the general nature of our business;

•	prepay, redeem or repurchase debt; and

•	enter into transactions with affiliates.
     In addition, our credit agreement requires us to maintain specified financial ratios and satisfy other financial condition tests. Covenants in our credit agreement also require us to use a portion of the proceeds we receive in issuances of debt or equity and some asset sales to repay outstanding borrowings under our credit agreement. We cannot assure you that these covenants will not adversely affect our ability to fulfill our capital needs, to pursue business opportunities or to plan for or react to market conditions. A breach of any of those covenants, or our inability to maintain the required financial ratios, could result in a default. If a default occurs, the lenders could elect to declare the indebtedness, together with accrued interest and other fees, immediately due and payable and proceed against the collateral securing that indebtedness.
The Purchase Agreement relating to our Series C-1 Preferred Stock, the Purchase Agreement relating to our Series D Preferred Stock, and the provisions of our Certificate of Incorporation establishing the terms and preferences of our various series of preferred stock, may limit our ability to pursue new financing transactions and may force us to consider sale transactions at times that are not favorable.
     The Purchase Agreements under which we sold Series C-1 Preferred Stock and Series D Preferred Stock contain covenants that impose restrictions on our operations that are similar to the restrictions contained in our credit agreement. These covenants prohibit us from, among other things:
•	selling a controlling interest in our voting securities, selling substantially all of our assets, or merging with an entity in a manner that effects our ownership through August 14, 2009 unless the holders of preferred stock are paid 175% of the purchase price of the preferred stock;

•	incurring indebtedness unless certain financial ratios are exceeded;

•	entering into transactions with affiliates;

•	selling any interest in a subsidiary;

•	materially altering our business; or

•	completing an acquisition.
     In addition, these agreements require us, among other things, to

•	maintain exchange listing;

•	provide certain financial information;

•	allow the holders to purchase a pro rata portion of any securities that we sell privately; and

•	appoint a representative of the purchasers to our board.
     If we fail to comply with these covenants, if we fail to pay dividends on the preferred stock, or if the preferred stock remains outstanding seven years after it is issued, and subject to cure provisions, the purchasers have the right to cause us to retain an investment banker to assist us in conducting a sale of SoftBrands. Although any such sale would be subject to the exercise of the fiduciary obligations of our board, the retention of a banker could cause such a sale to occur at a time when it is not advantageous, or cause publicity that damages our relationships with customers, vendors, and employees.
We may not successfully integrate our recently completed acquisition of MAI.
     Our acquisition of MAI Systems Corporation requires the integration of two businesses that previously operated independently, often competing in some of the same or similar markets. If we cannot successfully integrate MAI’s operations with ours, or if we cannot complete development within a reasonable period of time, we may experience material negative consequences to our business, financial condition or results of operations. Successful integration of MAI’s operations with our operations will depend on our ability to manage the combined operations, to realize opportunities for revenue growth presented by broader product offerings and expanded geographic coverage and to eliminate redundant and excess costs. If our integration efforts are not successful, we may not be able to maintain the levels of revenue, earnings or operating efficiency that MAI and SoftBrands had achieved as separate companies.
The adoption of new accounting standards or interpretations could adversely impact our results of operations.
     Our implementation of new accounting rules and interpretations, including FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes and the Securities and Exchange Commission final rule on Executive Compensation and Related Person Disclosure, or compliance with changes in existing accounting rules could adversely affect our balance sheet or results of operations, or cause unanticipated fluctuations in our results of operations in future periods.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     Not applicable.
ITEM 2. PROPERTIES
     We lease all of our facilities, including our corporate headquarters in Minneapolis, Minnesota. We have additional office locations throughout the United States, and international locations in Australia, China, Germany, India, Indonesia, Malaysia, Mexico, Singapore, South Africa and the United Kingdom.
     Our most significant facility leases include Minneapolis, Minnesota (approximately 62,000 square feet); Reading, United Kingdom (approximately 8,500 square feet); Tianjin, China (approximately 14,000 square feet; and two facilities in Bangalore, India (approximately 10,000 square feet).
     We believe that we have adequate leased space to accommodate our current operations and any expansion plans. We also believe that expansion space is readily available in virtually all of the markets in which we operate.
ITEM 3. LEGAL PROCEEDINGS
     We are periodically engaged in litigation in the ordinary course of business and do not believe that any of such litigation is material to our ongoing operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
     Until March 15, 2005, our common stock was not registered under the Securities Exchange Act of 1934, and had not traded on any exchange. Our shares were traded between stockholders and third parties on an individual transaction basis and trading prices are published in the “pink sheets,” a quotation service that displays sale prices, and volume information for transactions with market makers in over-the-counter (“OTC”) equity securities. All such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. Our Common Stock has been listed on The American Stock Exchange since December 21, 2005.
     Based on information obtained from The American Stock Exchange and the pink sheets, the high and low bid quotations for the common stock for each of the quarters of our fiscal years ended September 30, 2006 and 2005, are set forth in the table below:

	Price Range
	High($)	Low($)
Fiscal 2006:
Quarter ended September 30, 2006	1.85	1.49
Quarter ended June 30, 2006	1.96	1.21
Quarter ended March 31, 2006	2.10	1.30
Quarter ended December 31, 2005	2.42	1.65

Fiscal 2005:
Quarter ended September 30, 2005	1.95	1.61
Quarter ended June 30, 2005	2.00	1.60
Quarter ended March 31, 2005	2.33	1.70
Quarter ended December 31, 2004	2.35	1.10
Holders
     As of November 30, 2006, we had 2,763 record holders of our common stock, and we estimate that we have approximately 4,500 beneficial holders.
Dividends
     Subject to restrictions under Delaware law and the rights and preferences of our outstanding preferred stock, dividends on our common stock must be determined and declared by our Board of Directors. We have never declared or paid a dividend on our common stock and we intend to retain earnings, if any, to support our growth for the foreseeable future. We are obligated to pay dividends, in semi-annual installments, at a rate of 8% to holders of our Series C-1 and Series D Convertible Preferred Stock.
Repurchases
     We did not repurchase any shares of our common stock during fiscal 2006.

ITEM 6. SELECTED FINANCIAL DATA
     The following selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data has been derived from our audited consolidated financial statements. Audited consolidated financial statements as of September 30, 2006 and 2005 and for each of the three years in the period ended September 30, 2006 are included under Item 8 of this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.

				Nine-Month
				Period Ended	Year Ended
	Year Ended September 30,			September 30,	December 31,
(in thousands, except per share data)	2006	2005	2004	2003	2002
Consolidated Statements of Operations Data:

Total revenue	$69,289	$70,781	$69,175	$53,875	$78,242

Loss from continuing operations	$(16,611)	$(2,999)	$(7,823)	$(14,001)	$(2,110)

Loss from continuing operations per share (1)	$(0.53)	$(0.08)	$(0.19)	$(0.35)	$(0.05)

Weighted average basic and diluted shares outstanding (1)	40,242	40,030	40,015	40,000	40,000

Consolidated Balance Sheet Data:

Total assets	$75,047	$51,901	$52,451	$59,126	$72,768

Long-term debt and capital lease obligations (excluding portions due within one year)	$19,302	$—	$17,675	$17,593	$17,331

Dividends accrued on Series C, C-1 and D Convertible Preferred Shares	$382	$132	—	—	—

Notes:

(1)	Loss from continuing operations per share for the year ended December 31, 2002 is presented on a carve-out basis; therefore, the weighted average shares outstanding represents the number of shares issued upon the formation of SoftBrands, Inc.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in more detail elsewhere in this Annual Report on Form 10-K. We undertake no obligation to update any information in our forward-looking statements.
Fiscal Year
     Our fiscal year is from October 1 to September 30. Unless otherwise stated, references to the years 2006, 2005 and 2004 relate to the fiscal years ended September 30, 2006, 2005 and 2004, respectively. References to future years also relate to our fiscal year ending September 30.
Introduction and Overview
     Our fiscal year 2006 was one of multiple transitions for both our manufacturing and hospitality segments, including the acquisition of Hotel Information Systems for our hospitality group and the shift to a more indirect sales strategy for our manufacturing group. Overall, our revenues declined slightly from 2005, while our operating expenses increased, and we incurred a net loss in 2006. Total revenue decreased 2.1% in 2006 compared to 2005, with the increase in manufacturing revenue of 0.9% being more than offset by the decrease in hospitality revenue of 9.8%. Our manufacturing license revenue declined as sales of our current Fourth Shift Edition and our legacy Fourth Shift products did not reach the levels we had planned. We distribute our manufacturing software and services through a combination of direct sales and resellers. Our goal is to sell Fourth Shift Edition through channel partners for small and medium enterprises, while maintaining our professional direct sales force for large enterprises and our heritage applications. It takes time to find and select resellers, train them, and help them get productive and develop pipeline opportunities. Our manufacturing maintenance and professional services revenue offset this license revenue decrease. On the hospitality side, we entered 2006 with the objective of acquiring a company to help strengthen our product depth and augment our legacy products. We acquired MAI Systems Corporation (“MAI”) and its subsidiary Hotel Information Systems (“HIS”) in August 2006. Due to the timing of this acquisition, the revenue impact in 2006 was $3.3 million, and was not enough to offset declining sales of our legacy products. We do, however, expect increased hospitality revenues in 2007 as a result of this acquisition. Total gross margin in 2006 was comparable to 2005, with the decrease in manufacturing gross margin being offset by an increase in hospitality gross margin. Operating expenses increased in 2006, primarily from increased stock-based compensation expenses, and costs associated with severance, acquisition and marketing activities. As a result of the factors mentioned, we incurred an operating loss in 2006 compared to operating income in 2005.
Critical Accounting Policies and Estimates
     We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. We are required to make estimates and judgments in preparing the financial statements that affect the reported amounts of our assets, liabilities, revenues and expenses. We base our estimates on our historical experience and on various other assumptions that we believe are reasonable under the circumstances. If our assumptions prove inaccurate or if our future results are not consistent with our historical experience, we may be required to make adjustments that could have a significant impact on our reported financial results.
     We believe that there are several accounting policies that are critical to an understanding of our historical and future performance, as these policies affect the reported amounts of revenues, expenses and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are particularly significant include:
•	revenue recognition;

•	the valuation of deferred tax assets;

•	the valuation of accounts receivable;

•	the valuation of goodwill, intangibles and in-process research and development (“IPR&D”);

•	restructuring charges; and

•	stock-based compensation.
     The following discussion of our most critical policies is intended to supplement the more detailed discussion of these and other accounting policies and disclosures presented in Note 2 to our Consolidated Financial Statements.

     Revenue Recognition. We generate our revenue from licenses of our software products, from maintenance or support for that software, from providing services related to that software and, in some instances, from related hardware. We recognize revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, and Securities and Exchange Commission Staff Accounting Bulletin 104, Revenue Recognition.
     Software license revenue is recognized under SOP 97-2 when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable and (iv) collectibility is probable and the arrangement does not require services that are essential to the functionality of the software.
•	Persuasive Evidence of an Arrangement Exists. We determine that persuasive evidence of an arrangement exists with respect to a customer under (i) a signature license agreement that is signed by both the customer and by us, or (ii) a purchase order, quote or binding letter-of-intent received from and signed by the customer, in which case the customer has either previously executed a license agreement with us. We do not offer product return rights to end users or resellers.

•	Delivery has Occurred. Our software may be either physically or electronically delivered to the customer. We determine that delivery has occurred upon shipment of the software pursuant to the billing terms of the arrangement or when the software is made available to the customer through electronic delivery. Customer acceptance generally occurs at delivery.

•	The Fee is Fixed or Determinable. If, at the outset of the customer arrangement, we determine that the arrangement fee is not fixed or determinable, revenue is typically recognized when the arrangement fee becomes due and payable.

•	Collectibility is Probable. We determine whether collectibility is probable on a case-by-case basis. We may generate a high percentage of our license revenue from our current customer base, for which there is a history of successful collection. We assess the probability of collection from new customers based upon the number of years the customer has been in business and a credit review process, which evaluates the customer’s financial position and ultimately their ability to pay. If we are unable to determine from the outset of an arrangement that collectibility is probable based upon our review process, revenue is recognized as payments are received.
     With regard to software arrangements involving multiple elements, we allocate revenue to each element based on the relative fair value of each element. Our determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (“VSOE”). Our assessment of VSOE for each element is based on the price charged when the same element is sold separately. We have analyzed all of the elements included in our multiple-element arrangements and have determined that we have sufficient VSOE to allocate revenue to the consulting services and maintenance components of our license arrangements. Generally, we sell our consulting services separately and have established VSOE on this basis. VSOE for maintenance is determined based upon the customer’s annual renewal rates for these elements. Accordingly, assuming all other revenue recognition criteria are met, revenue from perpetual licenses is recognized upon delivery using the residual method in accordance with SOP 98-9, and revenue from maintenance is recognized ratably over the respective term, which is typically one year.
     Services revenue consists of fees from consulting services, maintenance and subscription (distribution service provider) services. Consulting services include needs assessment, software integration, security analysis, application development and training. We bill consulting services fees either on a time and materials basis or on a fixed-price schedule. In most cases, our consulting services are not essential to the functionality of our software. In general, our software products are fully functional upon delivery and do not require any significant modification or alteration for customer use. Customers purchase our consulting services to facilitate the adoption of our technology and may dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other professional service organizations to provide these consulting services. Software products are billed separately from consulting, maintenance and subscription services. We recognize revenue from consulting services as services are performed. Our customers typically purchase maintenance annually and receive unspecified product upgrades, Web-based technical support and telephone hot-line support. Our customers typically pay for maintenance services in advance, and we defer the revenue that results and recognize it ratably over the maintenance period, which is typically one year.
     Where the services we provide are essential to the functionality of the software or another element of a contract, such as where we conduct custom software development as part of a software license sale, we recognize all related revenue based on the percentage-of-completion method. This is normally measured based on the number of total hours of services performed compared to an estimate of the total hours to be incurred. Significant judgments and estimates related to the use of percentage-of-completion accounting include whether the services being provided are essential to the functionality of the software or another element of a contract and whether we have the ability to estimate the total service hours to be performed.
     Customer advances and billed amounts due from customers in excess of revenue recognized are recorded as deferred revenue.
     We follow very specific and detailed guidelines, as discussed above, in determining our revenues; however, certain judgments and estimates are made and used to determine revenue recognized in any accounting period. Material differences may result in the amount and timing of revenue recognized for any period, if different conditions were to prevail. For example, in determining whether collection is probable, we assess our customers’ ability and intent to pay. Our actual experience with respect to collections could differ from our initial assessment if, for instance, unforeseen declines in the overall economy occur and negatively impact our customers’ financial condition.
     Valuation of Deferred Tax Assets. Our worldwide net deferred tax assets consist of net operating loss carry forwards, tax credit carry forwards and temporary differences between taxable income (loss) on our tax returns and income (loss) before income taxes under accounting principles generally accepted in the United States of America. A deferred tax asset generally represents future tax benefits to be received when these carry forwards can be applied against future taxable income or when expenses previously reported in our financial statements become deductible for income tax purposes. We have, however, recorded a valuation allowance against the full amount of our net deferred tax assets. Our decision to record this valuation allowance was based on our cumulative losses incurred. We will continue to assess the realizability of our net deferred tax assets and the need for this valuation allowance based on Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. We expect to continue to provide a full valuation allowance until, or unless, we can sustain a level of profitability that demonstrates our ability to utilize these assets. At that time, the valuation allowance will be reassessed and could be reduced in part or in total. Our valuation allowance was $24.0 million and $20.3 million at September 30, 2006 and 2005, respectively.
     Valuation of Accounts Receivable. We maintain an allowance for doubtful accounts, which covers receivables that might not be collectible, at an amount we estimate is sufficient to provide adequate protection against losses resulting from extending credit to our customers. In determining the amount of the allowance, we consider the need for specific customer reserves and then compute a general reserve based on the aging of our receivables. The identification of specific customer reserves and the determination of the appropriate percentage to apply to our receivables involve a number of factors, including our historical bad debt experience and the general economic environment. A considerable amount of judgment is required in assessing these factors. If the factors used in determining the allowance do not reflect future performance, then a change in the allowance for doubtful accounts would be necessary at the time of determination. Such a change may have a significant impact on our future results of operations. Our allowance for doubtful accounts was $1.2 million and $1.0 million at September 30, 2006 and 2005, respectively.
     Valuation of Goodwill, Intangibles and IPR&D. Goodwill and identifiable intangible assets are recorded when the purchase price paid for an acquisition exceeds the fair value of the tangible assets acquired. Most of the companies we have acquired have not had significant tangible assets. As a result, a significant portion of the purchase price paid in acquisitions has been allocated to goodwill, identifiable intangible assets and/or in-process research and development (“IPR&D”) as required by accounting principles generally accepted in the United States. IPR&D is defined as the value assigned to those projects for which the related products have no alternative future use. The amount of the purchase price allocated to IPR&D and other intangible assets requires us to make significant assumptions and estimates, including estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of the acquisition in accordance with accepted valuation methods. The assumptions and estimates we use, including the expected useful lives of the assets, affect the amount of intangible asset amortization. Identifiable intangible assets are amortized to expense over their expected useful lives and goodwill is not amortized.
     Once established, these assets are subject to periodic impairment assessments to determine if their current carrying values are recoverable based on information available at the time these assessments are made. If we were to determine that the carrying value of intangibles and goodwill might not be recoverable, we would reduce the carrying value to its fair value. Any such reduction could significantly impact our results of operations. Significant assumptions and estimates are also required in making these assessments and actual results may differ from assumed and estimated amounts. Goodwill was $35.0 million and $22.9 million at September 30, 2006 and 2005, respectively. Intangible assets, net of accumulated amortization, were $10.8 million and $3.8 million at September 30, 2006 and 2005, respectively.

     Restructuring Charges. When we close or restructure a substantial part of our operations we accrue the fair value of the one-time termination benefits we expect to incur in reducing employee headcount in the period in which the plan is communicated and the other criteria of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, are met. Costs related to excess leased office space from which we are no longer deriving economic benefit are recognized at fair value at the time we cease using the leased space. Other contract termination costs are recognized at fair value when we actually terminate the contract in accordance with its terms. Other costs associated with exit activities are accrued as of the date the liability is incurred. We estimate the amounts of these costs based on our expectations at the time the charges are taken and we reevaluate the remaining accruals at each reporting date based on current facts and circumstances. If our estimates or expectations change because we are subjected to contractual obligations or negotiations we did not anticipate, we choose to further restructure our operations, or there are other costs we did not foresee, we adjust the restructuring accruals in the period that our estimates change. Such changes are recorded as increases or decreases to the restructuring related charges in our consolidated statements of operations.
     Stock-Based Compensation. In 2006, we adopted the fair value method of accounting for stock-based compensation using the modified prospective method of transition as outlined in SFAS No. 123R, Share-Based Payment. The estimated fair value of stock-based compensation, including stock options and other awards granted under our 2001 Stock Incentive Plan, is recognized as compensation expense in our consolidated statement of operations. The Black-Scholes option pricing model is used to estimate the fair value of the stock-based compensation as of the grant date. The Black-Scholes model, by its design, is highly complex and dependent upon key data inputs estimated by management. The data inputs that require the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of our stock price, and the model is highly sensitive to changes in these two data inputs. We have calculated a 4.5 year estimated life of awards granted using the information and guidance from an analysis prepared by an independent compensation consultant. We based our estimate of expected volatility on both the daily historical trading data of our common stock and observable market prices of similar equity instruments. We selected the historical method because we have not identified a more reliable or appropriate method to predict future volatility.
Results of Operations
Revenues. The following tables summarize revenue by reportable segment and revenue type for 2006, 2005 and 2004 (in thousands):

	2006			2005			2004
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Software licenses	$6,363	$2,344	$8,707	$7,679	$2,773	$10,452	$7,438	$1,656	$9,094
Maintenance	31,896	11,927	43,823	30,694	12,843	43,537	29,750	14,304	44,054
Professional services	11,576	3,043	14,619	10,603	2,706	13,309	10,264	2,569	12,833
Third-party software and hardware	1,241	899	2,140	1,621	1,862	3,483	1,685	1,509	3,194

	$51,076	$18,213	$69,289	$50,597	$20,184	$70,781	$49,137	$20,038	$69,175

	% change from 2005			% change from 2004
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Software licenses	(17.1)%	(15.5)%	(16.7)%	3.2%	67.5%	14.9%
Maintenance	3.9	(7.1)	0.7	3.2	(10.2)	(1.2)
Professional services	9.2	12.5	9.8	3.3	5.3	3.7
Third-party software and hardware	(23.4)	(51.7)	(38.6)	(3.8)	23.4	9.0
Total	0.9	(9.8)	(2.1)	3.0	0.7	2.3

     The following tables summarize revenue by geography for 2006, 2005 and 2004 (in thousands):

	2006			2005			2004
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Americas	$29,751	$8,713	$38,464	$30,696	$7,402	$38,098	$30,130	$8,569	$38,699
Europe, Middle East & Africa (EMEA)	14,372	7,376	21,748	13,088	10,377	23,465	12,726	8,927	21,653
Asia Pacific (APAC)	6,953	2,124	9,077	6,813	2,405	9,218	6,281	2,542	8,823

	$51,076	$18,213	$69,289	$50,597	$20,184	$70,781	$49,137	$20,038	$69,175

	% change from 2005			% change from 2004
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Americas	(3.1)%	17.7%	1.0%	1.9%	(13.6)%	(1.6)%
Europe, Middle East & Africa (EMEA)	9.8	(28.9)	(7.3)	2.8	16.2	8.4
Asia Pacific (APAC)	2.1	(11.7)	(1.5)	8.5	(5.4)	4.5
Total	0.9	(9.8)	(2.1)	3.0	0.7	2.3
     Manufacturing Segment
     In 2006, we experienced an overall increase of 0.9% in manufacturing revenues from 2005. Lower license revenues were offset by increased maintenance and professional services revenues In 2005, manufacturing revenues increased 3.0% over 2004. The release of Fourth Shift Edition for SAP Business One, along with a new remote system management service were key sources of new revenue in 2005.
     License Revenue. Software license revenue represents fees paid by our customers for the right to use our software under perpetual licenses. Our license revenue from manufacturing software decreased 17.1% in 2006 from 2005. This decrease was due to declining sales of our Fourth Shift product in the United States and in the United Kingdom. Most of our sales of Fourth Shift are to our existing customer base and not to new customers and we experienced a decline in sales to our existing customer base. This decline was offset by increases in sales of our Fourth Shift product in China to our existing customer base as well as to new customers and in license revenue relating to our Infra acquisition which occurred in October 2005. Our license revenue from manufacturing software increased 3.2% in 2005 from 2004. The increase was due to the release and sales of our new Fourth Shift Edition for SAP Business One product in April 2005 and an increase of 2.2% in license revenue from our Fourth Shift product, offset by a 32.5% decrease in revenue from our evolution product and a decrease of 3.7% in DemandStream license revenue. The decrease in revenue from evolution was due, in part, to the loss of a sales representative and lower revenue from some of our distributors in the EMEA region. The decrease in DemandStream reflects the reallocation of marketing resources to Fourth Shift Edition and our decision to market this product primarily to the installed base of Fourth Shift and Fourth Shift Edition.
     Maintenance Revenue. We receive maintenance revenue from our customers for the right to receive both web-based and phone-based customer support, the right to access web-based training tools and for the right to receive periodic unspecified software upgrades from us on a “when and if available” basis. Maintenance revenue also includes revenue generated from other services provided by our customer service organization such as our remote management service. Our customers generally enter into annual contracts with us to receive such support, although we periodically offer multi-year support programs. Maintenance revenue for manufacturing products increased 3.9% in 2006 from 2005. This growth resulted from lower attrition rates, sales of additional service offerings, the Infra acquisition and cost of living increases. Maintenance revenue for manufacturing products increased by 3.2% in 2005 from 2004. This growth also resulted from lower attrition rates and adoption of new services that were not available in 2004, but also was favorably impacted by new software sales in the Americas region.
     Professional Services Revenue. Professional services revenue includes fees for training, consulting, installation and project management. Nearly all of our professional services are provided to customers of our software products. Overall, our professional services revenue increased 9.2% in 2006 from 2005. This increase was primarily due to increased business process management services, particularly in the Americas. Overall, our professional services revenue increased 3.3% in 2005 from 2004. The release of Fourth Shift Edition for SAP Business One, along with the implementation and consulting resources related to that product, accounted for this increase. Typically there is a correlation between professional services revenue and software licenses. Although there are fluctuations in the timing and range of follow-on services, we have historically experienced significant professional services revenue in the three- to nine-month period following delivery our software products.

     Third-Party Software and Hardware Revenue. Third-party software and hardware revenue primarily represents the resale of third-party software licenses (often software applications that are complementary to our products) and hardware. These complementary applications have been integrated to function with our software and extend the functionality of our software offerings, while third-party hardware allows us to offer our customers a turnkey solution. Sales of third-party software and hardware are often made simultaneously with the licensing of our own software. Third party software and hardware revenue decreased 23.4% in 2006 from 2005. Third party software and hardware revenue decreased 3.8% in 2005 from 2004. This decrease is due, in part, to two specific hardware orders received in 2004 that did not recur in 2005. Since the sales of third party hardware and software are generally done as a courtesy to provide full solutions to our customers, it is a more volatile stream of revenue, and will fluctuate based on mix and customer demand.
     Revenue by Geography. In 2006, our overall manufacturing revenue increase in the EMEA and APAC regions was substantially offset by the decline in the Americas region. We generated organic license and maintenance growth and increased revenue from evolution license sales in the EMEA region and from the Infra acquisition. Our license and maintenance revenue from the APAC region increased as the strength of the Chinese economy continued and our customers demand for our products and services increased. The Americas region saw increased maintenance and support revenue, but this growth was more than offset by lower license revenue. In 2005, our overall manufacturing revenue increased in each of the three principal regions of our operations from 2004, with a 1.9% increase in the Americas, a 2.8% increase in the EMEA region and an 8.5% increase in the APAC region. Although license revenue in 2005 decreased 0.6% in the Americas, we were able to offset that reduction with increases of 1.3% in maintenance revenue and 6.6% in professional services revenue. Both our license revenue and our maintenance revenue increased in the EMEA region in 2005 from 2004, with an increase of 5.3% in license revenue and 8.3% in maintenance revenue, offset by reductions in professional services revenue of 7.8% and third-party revenue of 5.9%. The decrease in professional services and third party revenue was primarily due to several large contracts recorded in 2004, but not renewed in 2005. Our APAC region experienced the most consistent growth, with a license revenue increase of 11.6%, a maintenance revenue increase of 4.2% and professional services revenue increase of 15.6% in 2005 from 2004.
     Outlook. Operationally, we have been positioning the manufacturing business for growth with our SAP-centric product while maintaining our Fourth Shift customer base. There are three pillars of our strategy in manufacturing: the SAP channel, the B1 Large business and our base Fourth Shift business. We distribute our manufacturing software and services through a combination of direct sales and resellers. Our goal is to sell Fourth Shift Edition through channel partners for small and medium enterprises, while maintaining our professional direct sales force for large enterprises and our heritage applications. Over time, this strategy is expected to produce a greater volume of Fourth Shift Edition sales to small and medium-sized businesses. RSM McGladrey (“RSM”) recently added Fourth Shift Edition for SAP Business One to its Technology Consulting product line, and will represent Fourth Shift Edition as its manufacturing ERP system of choice for manufacturing clients in the mid-market. We now have 26 partner locations in the U.S. and Canada selling Fourth Shift Edition in the manufacturing space.
     Under our B1 Large business strategy, we have been in discussions with several large SAP customers to serve as their manufacturing plant solution in their distributed geographic regions. In July 2006, we signed a global, multi-year agreement with a multinational food company to supply the Fourth Shift Edition for SAP Business One solution to plants within its many operating divisions. The majority of the license revenue impact from this agreement will likely occur in 2007 and beyond. We have implemented the first site for this customer and expect to roll out between 50 and 100 manufacturing sites for this division over the next three to four years. We also believe there is the potential to serve other divisions of this customer since the agreement is global in nature. Additionally, we announced that we had formed an alliance with The Information Management Group — or IMG — Americas — to sell Fourth Shift Edition for SAP Business One to large SAP accounts. IMG is a strategic systems integrator for SAP B1 large global implementations and we expect this alliance to help drive international sales and implementations of Fourth Shift Edition.
     Hospitality Segment
     In 2006, we experienced an overall decrease of 9.8% in hospitality revenue from 2005. Attrition from legacy products and related support was not offset by revenue from new products released and the related support, or the approximate $3.4 million in revenue acquired from HIS in 2006. In 2005, we experienced a relatively small growth in our hospitality segment over 2004. Several factors that contributed to this increase were the release of previously deferred revenue on a large project, along with the stabilization of our PORTfolio product, and the release of Medallion 6.0.
     License Revenue. Hospitality license revenue decreased 15.5% in 2006 from the previous year. This decrease was due to the recognition of $0.3 million of license revenue from a large PORTfolio project in 2005 that was not repeated in 2006, the lack of a suitable product to migrate our legacy customers from LANmark and IGS, and the de-emphasis of our RIO product in 2006. In 2005, we completed new releases of our Medallion and PORTfolio products and did not meet our overall expectations for 2006 as their sales declined as well. Our decline in revenue was offset by the acquisition of HIS, which contributed approximately $0.7 million of license revenue in 2006. Hospitality license revenue increased 67.6% in 2005 over the previous year. The increase was due, in part, to the recognition of $0.3 million of license revenue in the third quarter of 2005 that had been previously deferred due to the acceptance provisions of an agreement with a certain customer, along with a large custom project related to our PORTfolio product. License revenue from our PORTfolio product increased by 95.9% in 2005, primarily due to the recognition of the two items mentioned above, and license revenue from our Medallion product increased 50.5% in 2005 from 2004. The majority of the Medallion increase occurred in the EMEA region with the introduction and marketing of the newest 6.0 version and expansion of our reseller channel. Our RIO product also showed a modest revenue increase in 2005 from 2004. We stopped actively promoting our hospitality products in all but the EMEA region during 2004, and instead turned our focus to stabilizing this segment and to readying the Medallion product for the U.S. market. In 2005, we renewed our sales efforts in the hospitality market and completed a major new release of the Medallion product in the third quarter.
     Maintenance Revenue. Hospitality maintenance revenue decreased 7.1% in 2006 from 2005 and decreased 10.2% in 2005 from 2004. The majority of this decrease in revenue is from older products, such as LANmark and IGS Hotel, that are no longer sold, and we expect maintenance revenue from these products to decrease over time, slightly offset by increased maintenance revenue from our new Medallion and PORTfolio products. Nevertheless, growth in our installed base of Medallion and PORTfolio products has not reached the level necessary to compensate for the attrition on the legacy systems. The acquisition of HIS contributed approximately $1.9 million of maintenance revenue in 2006.
     Professional Services. Our hospitality professional services revenue increased 12.5% in 2006 from 2005. This was primarily due to the acquisition of HIS, which contributed approximately $0.7 million of services revenue in 2006. Our hospitality professional services revenue increased 5.3% in 2005 from 2004 primarily due to revenue recognized on several large custom development contracts.
     Third-Party Software and Hardware Revenue. Third party software and hardware revenue decreased 51.7% in 2006 from 2005 and increased 23.4% in 2005 from 2004. Since the sales of third party hardware and software are generally done as a courtesy to provide full solutions to our customers, it is a more volatile stream of revenue, and will fluctuate based on mix and customer demand.
     Revenue by Geography. In 2006, hospitality revenue in the Americas region increased 17.7%. This was more than offset by the 28.9% decrease in hospitality revenue in the EMEA region. This was in part due to the larger impact of HIS on the Americas region revenues as compared to EMEA. In 2005, hospitality revenue changes in the Americas and EMEA regions were driven by the large projects in those regions, as mentioned previously. Revenue in the APAC region decreased due to customer attrition in Australia resulting, in part, from our decision to de-emphasize efforts there. In 2005, there was a renewed focus on the hospitality market in the EMEA and Americas regions with the stabilization of the PORTfolio product and the release of the new Medallion 6.0 product. In 2005, we saw continued erosion of maintenance revenue from Australia, which historically has been the main source of revenue in the APAC region.
     Outlook. In 2007, we expect that our hospitality business will contribute a substantially larger percentage of our total revenue with the acquisition of HIS in August 2006.
Gross Margin. The following tables summarize gross margin percentages by reportable segment and revenue type for 2006, 2005 and 2004:

	2006			2005			2004
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Software licenses	57.9%	80.8%	64.1%	54.1%	64.8%	56.9%	49.9%	16.5%	43.8%
Maintenance	76.5%	50.7%	69.5%	77.0%	45.2%	67.6%	74.4%	51.2%	66.9%
Professional services	10.3%	13.7%	11.0%	23.0%	16.6%	21.7%	16.2%	18.5%	16.7%
Third-party software and hardware	16.1%	37.8%	25.2%	29.2%	26.4%	27.7%	24.0%	26.6%	25.3%
Total	57.7%	47.7%	55.1%	60.7%	42.3%	55.4%	56.8%	42.3%	52.6%
     Manufacturing Segment
     Our manufacturing software license margin improved to 57.9% in 2006 from 54.1% in 2005 and from 49.9% in 2004, due primarily to a reduction in costs. Our cost of license revenue includes amortization of acquired software, amortization of capitalized costs for internally developed software, and costs for third-party software that is embedded into some of our products. A key factor in the improved gross margin in 2006 was the reduction in amortization expense as we completed amortization of some of our older software intangibles. This reduction was partially offset by increased royalty expenses, such as royalties due to SAP for our Fourth Shift Edition product. We expect reduced license gross margin percentage going forward as Fourth Shift Edition for SAP Business One increases as a percentage of total manufacturing license revenue and, depending on mix, as sales transition to our reseller channel. We sell Fourth Shift Edition for SAP Business One subject to royalties to SAP Business One (for the proprietary code that is incorporated into the product) and through direct and reseller channels. The royalties, which vary as a percentage of sales prices based on discounts and volume, generally reduce margins on this product below typical margins on Fourth Shift sales. Gross margin on license revenue is higher on direct sales and indirect sales of Fourth Shift Edition where we are primarily responsible for providing the software consulting and implementation to the end user. In these situations the end user price is recorded as revenue. Revenue from sales through implementation partners are recorded net of the reseller’s share of the transaction and therefore the revenue and related margins recognized are lower.
     Manufacturing maintenance gross margin was comparable in 2006 and 2005 as our manufacturing support center in Bangalore, India continued to help manage maintenance costs. Manufacturing maintenance gross margin increased 2.6% in 2005 over 2004, in large part due to the continued development of our manufacturing support center in Bangalore. The Bangalore maintenance center became fully operational in late 2004, and continued to grow in size and capability in 2005, providing support to many regions and helping to manage maintenance costs.
     Professional services margin decreased to 10.3% in 2006 as management changes in our manufacturing professional services organization and low utilization rates resulted in lower margins compared to 2005. Professional services margin increased to 23.0% in 2005 from 16.2% in 2004, in part because of unusually low professional services revenue and margins in 2004.
     Our third-party service revenue, which is associated with hardware and software sold as a courtesy to our customers, and related gross margins continue to be highly variable based on the pricing and the third party products chosen by customers.
     Hospitality Segment
     Our total hospitality gross margin increased to 47.7% in 2006 from 42.3% in 2005 and 2004. This improvement in 2006 was primarily due to the acquisition of HIS, cost reductions and a small increase in maintenance margins resulting from a larger portion of maintenance volumes being serviced by our facility in Bangalore, India.
     Hospitality license gross margin was 80.8% for 2006 compared to 64.8% in 2005 and 16.5% in 2004. The increase from 2005 to 2006 was due primarily to the acquisition of HIS and cost reductions, including a reduction in amortization expense as some older software products became fully amortized in 2005. The significant improvement in 2005 over 2004 was due, in part, to a significant increase in PORTfolio license revenue, as well as a reduction in amortization expense as some older software products became fully amortized. In 2004, we experienced unusually low margin levels due to lower revenues combined with the continued fixed amortization charges.
     Hospitality maintenance gross margin increased to 50.7% in 2006 from 45.2% in 2005. This increase was due to the acquisition of HIS, cost reductions and a small increase in margins resulting from a larger portion of maintenance volumes being serviced by our facility in Bangalore, India. Hospitality maintenance gross margin was 51.2% in 2004. The decrease from 2004 to 2005 was the result of decreasing maintenance revenues, expenses associated with the divestiture of our support operation in Brussels, Belgium and start-up expenses associated with our Bangalore, India hospitality customer support center. Although we saw improvements in the cost per support incident as our Bangalore support center became operational, these savings were offset by continued erosion of maintenance revenues from our legacy products.
     Hospitality professional service margins were 13.7% in 2006, down from 16.6% in 2005, as management changes in our professional services organization and low utilization rates resulted in lower margins compared to 2005. Gross margin was 18.5% in 2004, and the decrease from 2004 to 2005 was due to some very low margin projects during 2005. Our EMEA region professional services margin was also adversely impacted by the need to utilize external consulting resources in central Europe.
     Third party gross margins were relatively flat in 2004 and 2005, and showed a slight increase in 2006. Third party gross margins can be highly variable based on the pricing and the third-party products chosen by customers.

Operating Expenses and Operating Income (Loss). The following table summarizes operating expenses and operating income (loss) for 2006, 2005 and 2004 (in thousands):

	2006			2005			2004
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Selling and marketing	$8,559	$4,784	$13,343	$8,055	$2,971	$11,026	$7,313	$1,751	$9,064
Research and product development	7,173	3,789	10,962	5,821	2,604	8,425	5,861	2,694	8,555
General and administrative	11,857	6,816	18,673	13,272	5,472	18,744	12,926	4,575	17,501
Purchased in-process research and development	—	11,400	11,400	—	—	—	—	—	—
Restructuring related charges	47	149	196	—	(261)	(261)	(534)	1,484	950

Total operating expenses	$27,636	$26,938	$54,574	$27,148	$10,786	$37,934	$25,566	$10,504	$36,070

Operating income (loss)	$1,849	$(18,246)	$(16,397)	$3,553	$(2,243)	$1,310	$2,361	$(2,037)	$324
     We previously reported operating expenses separately for our Corporate function. Our Corporate function represents an expense center for costs associated with the overall management of the Company, including strategy, financing, accounting, legal, human resources, information technology, directors and officers insurance, marketing, public company compliance and other overhead costs. In 2006, these costs are now allocated to the Manufacturing and Hospitality segments based on their average headcount. The amounts presented above for 2005 and 2004 have been reclassified to be consistent with the 2006 presentation.
     Selling and Marketing. Selling and marketing expense includes the salaries, incentive compensation, employee benefits, travel and overhead costs of our sales and marketing personnel, as well as trade show activities and other marketing costs. These expenses increased 21.0% from 2005 to 2006 as we expanded our sales force, stepped up demand generation activities, increased business development efforts to support strategic partnerships and expanded corporate marketing and communications in 2006. As we address new markets and our attention shifts to revenue growth, we anticipate continued increases in selling and marketing expenses, including increased costs to promote our new products in 2007.
     Selling and marketing expenses increased 21.6% from 2004 to 2005 due to the expanded selling and marketing efforts that went into the manufacturing segment’s new Fourth Shift Edition for SAP Business One product line, the sales and marketing efforts associated with the new hospitality Medallion 6.0 product line, and our corporate re-branding efforts that took place in the first part of 2005.
     General and Administrative. General and administrative expense includes the salaries, incentive compensation, employee benefits and related overhead costs of our finance, human resources and administrative employees, as well as legal and accounting expenses, consulting and contractor fees and bad debt expense. In 2006, total general and administrative expenses were comparable to 2005. Increased costs for stock-based compensation, severance related charges and lease termination costs (in the U.K.) were offset by decreased costs associated with Sarbanes-Oxley compliance. The new lease in the U.K. will generate savings of approximately $480,000 per year compared to previous lease terms. In June 2006, we amended the terms of our Executive Chairman agreement terminating his executive term. He remains as Chairman of the Board. This change will generate future net annual savings in excess of $400,000 in compensation and administrative costs.
     General and administrative expenses increased 7.1% from 2004 to 2005 due primarily to the extensive external professional fees associated with the Sarbanes-Oxley Section 404 compliance project started early in 2005. These costs were $1.3 million in 2005 compared to no such costs in 2004.
     Research and Product Development. Research and product development expense includes salaries, employee benefits, related overhead costs and consulting fees associated with product development, enhancements, upgrades, testing, quality assurance and documentation. Research and product development expense increased 30.1% in 2006 from 2005 in large part because of expenses from our acquired Infra business, a proof of concept project in our manufacturing segment and continued efforts to expand functionality of our manufacturing and hospitality products. Research and development expense was 15.8% of consolidated revenue in 2006 compared with 11.9% in 2005 and 12.4% in 2004. Research and development expense is expected to be approximately 15% of revenue for 2007 due to increased development investments resulting from the acquisition of HIS.

     Purchased In-Process Research and Development. In the fourth quarter of fiscal 2006, we had an expense of $11.4 million related to purchased in-process research and development which is solely related to the HIS acquisition, and more specifically to Karyon, our Distribution Services Provider operation, which was in development at the time of the acquisition and had no alternative future use. This was valued by an independent third party, with the assistance of our management, and was based upon an income approach using the present value of future cash flow over a certain period of time.
     Restructuring Related. In July 2006, we incurred $0.2 million of restructuring charges, primarily for severance costs as we reassessed the cost structure of our hospitality operations, not including HIS, in response to unacceptable trends with our hospitality product line. We reduced our global hospitality work force by 10% spread between the sales, support and development functions. These reductions are expected to reduce annual operating expenses by approximately $1.7 million.
     In March 2005, we successfully negotiated an early termination of our lease in Woking, U.K. In exchange for all future obligations on this lease, we made a final payment of approximately $0.5 million and reversed the remaining liability from our accounts, which resulted in a $0.2 million credit to restructuring expense. We also reversed approximately $0.1 million of severance-related restructuring accrual due to lower than expected severance costs.
     During 2006, cash payments for restructuring related items were insignificant. During 2005, we made cash payments of $0.2 million related to employee severance and $0.6 million related to lease commitments, including the closing of a South Africa office late in 2005. At September 30, 2005, the balance of our accrued restructuring charges was approximately $0.2 million. Severance payments will continue through the first part of 2006, with the exception of $0.2 million of retirement benefits for two former employees. These benefits will take effect when the two individuals and their spouses turn 65, and will then be reduced over a period of 25 years, or until the accrual runs out, whichever comes first.
     The net restructuring charge of $1.0 million in 2004 reflects the $1.9 million of charges during the year, including $0.3 million related to employee severance and termination costs, $1.5 million of lease commitments and $0.2 million related to contract terminations and exit costs less a benefit from reversing previously recorded charges. During 2004, our management made the decision to utilize two leased spaces that we previously vacated in connection with a restructuring. The remaining restructuring accrual of $1.0 million related to these spaces was eliminated and a restructuring benefit was recorded.
Non-Operating Income and Expenses, Income Taxes and Discontinued Operations. The following table summarizes non-operating income and expenses, income taxes and discontinued operations for 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
Interest expense	$238	$7,062	$4,146
Expense from change in value of mandatorily redeemable common stock warrant	—	—	(4,936)
Other income, net	134	602	181
Provision for (benefit from) income taxes	110	(2,151)	(754)
Income from discontinued operations, net of tax	393	10,343	1,355
     Interest Expense. Interest expense was $0.2 million in 2006 and $7.1 million in 2005. The decrease from 2005 to 2006 was primarily related to institutional debt that we had incurred with a subordinated debt lender in November 2002, which we repaid in August 2005. Interest expense in 2005 included $3.3 million of cash interest expense on the institutional debt, $1.1 million of amortization of capitalized financing costs (including $0.3 million of regular monthly amortization during the year and $0.8 million of accelerated amortization costs), and $2.6 million of debt accretion (including $0.7 million of annualized monthly accretion and $1.9 million of accelerated accretion due to the early payoff of this debt). In addition, we had less than $0.1 million of other interest expense on other borrowings and capital lease obligations. Interest expense in 2004 included $2.8 million of cash interest expense on the institutional debt, $0.4 million of amortization of capitalized financing costs and $0.8 million of debt accretion due to the recording of an original issue discount at the time the debt was incurred.
     Interest expense will increase significantly in 2007 because of the outstanding indebtedness under our term loan facility, which were outstanding for only 26 days during 2006, and any borrowings we make under our revolving credit facility.
     Change in Value of Mandatorily Redeemable Common Stock Warrant and Loss on Exchange. In 2004, we recorded a $4.9 million charge for the change in value of the mandatorily redeemable common stock warrant we issued as part of the institutional debt financing in November 2002. On August 18, 2004, just prior to its exchange for Series B Convertible

\\

Preferred Stock and a new common stock warrant, the put warrant had appreciated to $7.2 million, resulting in the recognition of $3.1 million of additional non-operating expense. Additionally, in connection with the exchange, a final non-operating charge of $1.8 million was recorded, which reflected the difference between the net carrying value of the put warrant including the remaining unamortized offering costs, and the estimated fair value of the Series B Convertible Preferred Stock and new warrant issued. With the exchange and cancellation of the put warrant in August 2004, there was no similar income or expense in 2005 or 2006.
     Other Income, Net. Other income, net is composed principally of interest income, the effect of foreign currency transaction gains and losses and other miscellaneous non-operating items. Other income, net was $0.1 million in 2006 and $0.6 million in 2005. The 2005 amount included approximately $0.2 million of gain from the sale of two foreign subsidiaries (including a non-cash gain of $0.1 million from realization of accumulated translation adjustments), $0.2 million of interest income and $0.3 million of foreign exchange gains. The foreign exchange gains consist primarily of the effect of changes in foreign exchange rates on intercompany payables denominated in U.S. Dollars (“USD”). A significant portion of our foreign exchange gain is the direct result of the change in exchange rates between the British Pound and USD. In 2005, we also recognized less than $0.1 million of foreign exchange gain on Renminbi (“RMB”) due to the change in currency policy in China. Other income, net was $0.2 million in 2004.
     Provision for (Benefit from) Income Taxes. We recorded a provision for income taxes from continuing operations of $0.1 million in 2006, compared to benefits from income taxes from continuing operations of $2.2 million in 2005 and $0.8 million in 2004. Benefits are stated net of our estimated domestic federal and state and international tax provisions. In 2006, 2005 and 2004, we recorded $0.3 million, $2.7 million and $1.0 million of income tax expense as part of discontinued operations. This tax expense recorded in discontinued operations is offset by a corresponding tax benefit in continuing operations for the same amount.
     Based upon available evidence, there is uncertainty regarding the ability to realize our deferred tax assets and we have therefore recorded a full valuation allowance against the deferred tax assets in our consolidated financial statements. Based on our estimates for 2007 and beyond, we believe the uncertainty regarding the ability to realize our deferred tax assets may diminish to the point where the recognition of our deferred tax assets may be warranted in the future. If we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be recorded in the period when such determination is made.
     Net deferred tax assets of the Fourth Shift acquisition in 2001 were approximately $12.0 million, all of which were fully reserved through a valuation allowance, thereby increasing the portion of the total purchase price allocated to goodwill. Any subsequent recognition by us of a pre-acquisition tax benefit will be recorded as a reduction to goodwill as opposed to an income tax benefit in our consolidated statement of operations. As a result, future income tax expense (benefit) will not be impacted by reductions of the valuation allowance related to these pre-acquisition deferred tax assets. In addition, prior to any changes in our overall assessment in the realizability of our deferred tax assets, if we generate taxable income in the U.S. or certain other international jurisdictions and utilize pre-acquisition net operating loss carry forwards to offset this income, we will recognize income tax expense at the applicable statutory rate in our consolidated statement of operations.
     Discontinued Operations. In accordance with the bankruptcy and reorganization plan of AremisSoft Corporation, our former parent, we retain a 10% interest in net collections by the Liquidating Trust established to pursue litigation claims and collection of assets remaining in AremisSoft after bankruptcy. In June 2005, we received a distribution in the amount of $12.6 million from the Liquidating Trust that was recorded net of tax of $2.7 million as income from discontinued operations. Additionally, after we had separated from the Parent Company, we maintained an obligation in accrued expenses on our consolidated balance sheet. We reversed this accrual in the first quarter of 2006 and recorded income from discontinued operations of $0.4 million, net of income taxes, in our consolidated statement of operations. In December 2003, we received a cash distribution of $2.9 million from the Liquidating Trust, which was recorded as income from discontinued operations. In addition, we recorded a net charge of $0.5 million (an additional charge of $0.6 million offset by a benefit of $0.1 million) during 2004. These amounts were recorded net of income tax expense of $1.1 million. In June 2005, the Liquidating Trust reached a settlement with one of the former officers of AremisSoft, resulting in a cash distribution of $12.6 million to SoftBrands. Additionally, previous estimates of obligations related to the discontinued operations were revised, resulting in additional gain on discontinued operations of $0.5 million. These gains are reported net of an income tax provision of $2.8 million. Because neither we nor any of our executives have any affiliation with the trust, other than our 10% interest in net collections, we cannot predict if there will be any future distributions.
     Preferred Stock Dividends, Deemed Dividend on Exchange of Preferred Stock and Beneficial Conversion Feature. These items impact our net income (loss) available to common shareholders. In 2006, we recorded cash dividends from our Series C Convertible Preferred Stock (“Series C Stock”), Series C-1 Convertible Preferred Stock (“Series C-1 Stock”) and Series D Convertible Preferred Stock (“Series D Stock”). We also recorded non-cash charges for a beneficial conversion feature (“BCF”) on the issuance of the Series D Stock and a deemed dividend on the exchange of our Series C Stock for the Series C-1 Stock. The Series C Stock was issued in August 2005 with a dividend rate of 6% so there were very limited preferred stock dividends recorded in 2005. The Series C Stock was exchanged for Series C-1 Stock in August 2006 which carries a dividend rate of 8%. The Series D Stock was issued in August and September 2006 and also carries a dividend rate of 8%. The combination of the Series C Stock outstanding through August 2006 at 6% and the Series C-1 and Series D Stocks outstanding since August 2006 generated the preferred stock dividends of $1.2 million.
     We recorded a non-cash charge of $0.8 million related to a BCF on the Series D Stock. We sold the $6.0 million face value of Series D Stock with a conversion price of $1.67 per share, equal to the market price of our common stock when we closed the transaction. Therefore, the conversion feature entitles the holders of the Series D Stock to acquire approximately 3.6 million shares of our common stock. Because we sold the Series D Stock with warrants to purchase our common stock, and also incurred issuance costs, the value assigned to these items was deducted from the face amount of the Series D Stock. Therefore, the Series D Stock is treated as if it were sold for less than market value and this “less than market” conversion value is considered a BCF that was recognized as a charge on the issuance dates in August and September 2006.
     Additionally, we exchanged, or extinguished the Series C Stock for the Series C-1 Stock and recorded a non-cash deemed dividend of $2.9 million. We had previously recorded the Series C Stock on our balance sheet at $15 million, which was net of issuance costs and an amount allocated to common stock warrants. A deemed fair value of $18.0 million was assigned to the newly issued Series C-1 Stock. The $2.9 million difference between the previous carrying value of the Series C Stock and the new fair value of the Series C-1 Stock was recorded as a deemed dividend.
     Going forward, we anticipate that our preferred stock dividends will be approximately $0.5 million per quarter.
Liquidity and Capital Resources
     Cash and Cash Equivalents. At of September 30, 2006, we had $14.6 million of cash and cash equivalents and restricted cash, a decrease of $2.1 million from September 30, 2005. Our most significant source of operating cash flows is generally derived from license, maintenance and professional services revenues. Our cash position in 2005 was enhanced by a distribution from the AremisSoft liquidating trust and proceeds from the sale of Series C Stock, partially offset by the early extinguishment of debt. Our primary uses of cash from operating activities are for employee costs and third-party costs for services and facilities.
     Working Capital Deficit. Our working capital deficit, defined as current assets less current liabilities, was $10.8 million and $2.6 million at September 30, 2006 and 2005, respectively. The increase in working capital deficit was primarily due to the increase in deferred revenue as a result of the acquisition of MAI in August 2006.
     Cash Flows from Operating Activities. We generated approximately $1.1 million of cash from operations in 2006, all of it from continuing operations. Although we recorded a loss from continuing operations of $16.6 million, the loss reflects the effect of non-cash expenses, including $11.4 million of purchased in-process research and development, $4.9 million of depreciation and amortization and $1.9 million of stock-based compensation. The remaining cash provided was due to changes in our working capital accounts, excluding the effects of the MAI acquisition, primarily collections of accounts receivable offset by increased prepaid expenses and other current assets and decreased accounts payable and other current liabilities.
     We generated $10.3 million of cash from operations in 2005, of which $12.4 million was from discontinued operations. Although we recorded a loss from continuing operations of $3.0 million, the loss reflects the effect of $5.0 million of non-cash expenses, including $5.6 million of depreciation and amortization, a $1.8 million non-cash interest charge related to amortization and accretion of capitalized financing and original debt issuance costs offset by a $2.7 million non-cash income tax benefit. The non-cash interest charge includes approximately $0.8 million of accelerated charges due to the early repayment of debt. Of the $2.0 million of cash (loss from continuing operations, adjusted for non-cash items), we used $2.8 million to reduce deferred revenue. The deferred revenue decrease is consistent with the revenue decrease in our hospitality group. Overall we used cash in continuing operations in the amount of $2.2 million. In June 2005, we received a cash distribution of $12.6 million from the liquidating trust of AremisSoft (in which we retain a 10% interest in net collections) that is reflected as cash from discontinued operations, net of certain other expenses and taxes.
     We generated $3.2 million of cash from operations in 2004, of which $2.3 million was from discontinued operations. Although we recorded a loss from continuing operations of $7.8 million, the loss reflects the effect of $13.5 million of non-cash expenses, including $6.8 million of depreciation and amortization, a $4.9 million non-cash charge for the change in value and loss on exchange of the mandatorily redeemable put warrant with our principal lender, a $1.2 million non-cash interest charge, the initial recording of a $1.0 million restructuring charge and a $0.5 million addition to our allowance for doubtful accounts, offset by a $1.0 million non-cash income tax benefit. Of the $5.7 million of cash (loss from continuing operations, adjusted for non-cash items), we used $2.4 million to reduce net accounts payable which had accumulated in 2003, and $3.2 million to pay for lease terminations, employee severance and other costs associated with the restructuring we commenced in late 2003. In December 2003 we also received a cash distribution of $2.9 million from the liquidating trust of AremisSoft that is reflected as cash from discontinued operations, net of certain other expenses and taxes.
     Cash Flows from Investing Activities. We used $28.0 million of cash for investing activities in 2006, including $27.2 million for the acquisitions of Infra and HIS and $1.4 million for capital expenditures, offset by a decrease in restricted cash of $0.6 million.
     We used $1.2 million of cash in investing activities in 2005, including $1.0 million for capital expenditures and $0.2 million for capitalized software development costs. This is consistent with investment activity levels in previous years and reflects costs incurred to upgrade internal systems as part of our Sarbanes-Oxley Section 404 compliance program. We had limited expenditures for acquired technology and other intangible assets in 2005 and 2004, reflecting our then current strategy to focus hospitality development efforts on existing products and customers.
     We used $1.0 million of cash in investing activities in 2004, including $0.9 million for capital expenditures and $0.1 million for capitalized software development costs. This amount is down significantly from our investing activity levels in previous years due to reduced spending on acquired technology and less capitalized software development. We did have expenditures to upgrade and replace some of our internal computer hardware and other equipment in 2004.
     Cash Flows from Financing Activities. We received $25.1 million of cash from financing activities in 2006, including $25.0 million of debt financing and $5.5 million of preferred stock financing related to our acquisition of HIS. We also received $0.5 million from the issuance of common stock and used $1.9 million for payments of debt, capital leases, preferred stock dividends and capitalized financing costs.
     On August 17, 2005, we sold to ABRY Mezzanine Partners, L.P. (“ABRY”) and Capital Resource Partners IV, L.P. (“CRP”) 18,000 shares of Series C Stock and warrants to purchase 1.2 million shares of our common stock for a total of $18.0 million. Each share of the Series C Stock had a nominal face value of $1,000; carried a mandatory dividend, whether or not earned or declared, of 6% of its face value per annum (paid in two semi-annual installments, commencing December 31, 2005); had a liquidation preference over common stock and on a par with our Series B Convertible Preferred Stock (“Series B Stock”) equal to its face value plus accrued and unpaid dividends; was convertible into common stock at any time at $2.01 per share, subject to price anti-dilution protection on a weighted average basis for new issuances by us below the conversion price or below 80% of market price; and could be redeemed by us at par plus accrued dividends, or automatically converted into common stock, commencing August 17, 2007, subject to satisfaction of a number of conditions, including market price conditions. The warrants are exercisable at $2.11 per share, subject to the same price anti-dilution provisions, contain cashless exercise rights and expire on August 17, 2015. The net proceeds of approximately $16.5 million from the sale of the Series C Stock and associated warrants were recorded as an increase to stockholders’ equity.
     On August 14, 2006, to finance the acquisition of MAI and its subsidiary HIS, we:
•	Executed a Credit Agreement with Wells Fargo Foothill, Inc. as arranger and administrative agent, providing us a $21.0 million term loan and a revolving credit facility for up to $9.0 million of additional borrowing based on 67% of our maintenance revenue;

•	Sold to ABRY 5,000 shares of Series D Stock and warrants to purchase 333,333 shares of our common stock for $5 million; and

•	Exchanged 18,000 shares of Series C-1 Stock for the 18,000 shares of Series C Stock previously outstanding.
     The term loan under the credit agreement is repayable in 78 equal monthly installments, commencing April 1, 2007. All borrowings under the credit agreement bear interest, payable monthly, ranging from 1.0% to 1.75% over the lenders’ prime rate or from 2.0% to 2.75% over the London interbank rate, depending on the level of earnings before interest, taxes, depreciation and amortization (“EBITDA”) of the Company for the twelve months preceding the monthly calculation date. At September 30, 2006, borrowings bore interest at 8.15% per annum. Borrowings under the credit agreement are secured by all of the assets of the Company and its U.S. subsidiaries and 65% of the stock of its non-U.S. subsidiaries.

     The Series D Stock also has a nominal face value of $1,000; carries a mandatory dividend of 8% of its face value per annum; has a liquidation preference over common stock and on a par with the Series B Stock and Series C-1 Stock equal to its face value plus accrued and unpaid dividends; is convertible into common stock at any time at $1.67 per share, subject to price anti-dilution protection on a weighted average basis for new issuances by us below the conversion price or below 80% of market price; and can be redeemed by us at par plus accrued dividends, or automatically converted into common stock, commencing August 14, 2008, subject to satisfaction of a number of conditions, including market price conditions. The warrants are exercisable at $1.84 per share, subject to the same price anti-dilution provisions, contain cashless exercise rights and expire on August 14, 2016. The Series C-1 Stock is identical to the Series C Stock except that it carries dividends of 8% rather than 6%.
     We sold an additional 1,000 shares of Series D Stock and warrants to purchase 66,667 shares of our common stock to CRP on September 8, 2006.
Commitments and Capital Adequacy
     As of September 30, 2006, our primary commitments are for leased office space and payments on our long-term debt and lease obligations. We had no significant commitments for capital expenditures.
     The following table summarizes our significant contractual obligations at September 30, 2006 and the effect such obligations are expected to have on liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
		Less Than			More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Long-term obligations	$21,920	$2,618	$6,917	$6,462	$5,923
Operating lease obligations	11,269	4,172	5,053	1,687	357
Cash interest on long-term debt and capital lease obligations	6,494	1,732	2,685	1,587	490
Purchase obligations	346	346	—	—	—

Total Contractual Obligations	$40,029	$8,868	$14,655	$9,736	$6,770

     We believe that cash flows from operations together with our cash and cash equivalents will be sufficient to meet our commitments and our cash requirements for at least the next twelve months. Our working capital deficit (current assets less current liabilities) of $11.8 million at September 30, 2006, included $22.5 million of deferred revenue representing our obligation to provide future maintenance services. We typically satisfy our obligations for maintenance services at a cost of approximately 30% to 35% of the deferred revenue and fund the cost of that obligation from cash flow and from renewals from the next subsequent annual contract period for the maintenance contracts.
     Although we do not believe that improvement will be necessary to sustain our operations, we expect cash flows from operations to improve as we fully integrate the HIS acquisition. Nevertheless, our credit agreement requires us to satisfy specific financial and operational covenants. If we violate these covenants, the credit agreement provides that the lenders may accelerate and require us to immediately repay the indebtedness. Because the credit agreement is secured by all of our assets, the lender could also proceed to foreclose and begin disposing of some of those assets. In particular, we are required to maintain, at the end of each calendar quarter, a level of EBITDA generated for the trailing 12 months increasing from $8.0 million at September 30, 2007, to $10 million for the 12 month periods ending September 30, 2009. We are required to maintain a ratio of the difference between EBITDA and capital expenditures to fixed charges over the same periods ranging from 0.83 to 1.1, and lesser ratios during the three, six and nine months ending December 31, 2007, March 31, 2007 and June 30, 2007. We are required to limit our capital expenditures during any 12 month period to amounts of $3.6 million in fiscal 2007 and $3.0 million for the 12 month periods ending on and after September 30, 2008. Among other matters, we are prohibited without the consent of the administrative agent under the credit agreement (i) from incurring debt except subordinated debt of approximately $1 million, (ii) from subjecting our assets to any liens or encumbrances, except certain permitted liens, (iii) from engaging in a sale of assets except in the ordinary course, (iv) from changing our name or the nature of our business, (v) from making investments, and (vi) from engaging in transaction with affiliates . We also must maintain at least 25% of our cash and cash equivalents in the United States as of December 31, 2006 and after that on a quarterly basis we must maintain at least 35% in the United States, inclusive of China or 50%, exclusive of China.
     Although we are currently in compliance with all of the covenants in that agreement and expect that we will continue to comply with the covenants during the coming 12 months, we have been required to renegotiate debt agreements in the past when we expected that our operations would not satisfy the covenants. We cannot be certain that, if we were to violate the credit agreement, the lenders would be agreeable to renegotiation, and if they were not, we would be required to find alternative financing to repay the debt, or risk that the lender would seek to dispose of some or all of our assets to repay the debt. We currently do not have arrangements for alternative financing, and if we were forced to obtain financing in a short period of time to avoid default, financing might not be available at all, or the terms of that financing might be very disadvantageous to us and to our stockholders. We believe it is probable we will meet our covenants under the credit agreement through September 30, 2007.
Off-Balance Sheet Arrangements
     As of September 30, 2006, the Company did not engage in any off-balance sheet arrangements as defined in Item 303 (a) (4) of Regulation S-K under the Securities Act of 1934, as amended, that have, or are likely to have, a material current or future effect on our consolidated financial position or results of operations.
New Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections — A replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). SFAS No. 154 changes the requirement for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 (the Company’s 2007 fiscal year). The Company will adopt the disclosure requirements upon the effective date of the pronouncement. The Company does not expect the adoption of SFAS No. 154 will have a material impact on its consolidated financial statements.
     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. This minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006 (the Company’s 2008 fiscal year), although early adoption is permitted. The Company is currently evaluating the potential impact of FIN 48 on its consolidated financial statements.
     In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The use of both of these methods is referred to as the “dual approach” and should be combined with the evaluation of qualitative elements surrounding the errors in accordance with SAB No. 99, Materiality. SAB 108 must be implemented by the end of the Company’s 2007 fiscal year. The Company does not expect the adoption of SAB 108 to have a material impact on its consolidated financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (the Company’s 2009 fiscal year), although early adoption is permitted. The Company is currently evaluating the potential impact of SFAS 157 on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our operations outside of the United States, with the exception of China, are conducted in their local currency. All assets and liabilities of our international subsidiaries are translated to U.S. Dollars (“USD”) at period-end exchange rates. Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive income (loss), a component of stockholders’ equity, in the consolidated balance sheets. Gains and losses on foreign currency transactions and short-term intercompany receivables from foreign subsidiaries are included in other income (expense) in the consolidated statements of operations. The reported results of our foreign operations will be influenced by their translation into USD by currency movements against the USD.
     The short-term intercompany balances from foreign subsidiaries are denominated in USD and result in gains and losses when translated to local currency. A hypothetical uniform 10 percent strengthening in the value of USD at September 30, 2006 against short-term intercompany balances denominated in USD would result in a $0.1 million currency translation loss.
     The Company had approximately $3.8 million worth of Renminbi (“RMB”), more commonly called the Yuan (the currency of the People’s Republic of China) at September 30, 2006. The Company’s wholly owned subsidiary in China uses USD as its functional currency. Translation gains and losses on the RMB cash balance are reflected in the consolidated statements of operations as currency gains or losses. A hypothetical uniform 10 percent strengthening in the value of the RMB at September 30, 2006 against USD cash balances would result in an additional $0.4 million currency translation gain.
     We do not utilize any derivative financial instruments. Our investments are consistent with the Company’s investment policies and are denominated in USD. Changes in market interest rates will not have a material impact on our financial position.
     At September 30, 2006, the Company had long-term debt outstanding of $21.0 million with an interest rate of 8.15%. The interest rate is based on the lenders’ prime rate or the London interbank rate. A hypothetical 10% unfavorable movement in the applicable interest rate would result in an additional $0.2 million of interest expense on this long-term debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SoftBrands, Inc.
Consolidated Financial Statements
As of September 30, 2006 and 2005 and for each of the three years in the period ended September 30, 2006

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of SoftBrands, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive loss and cash flows present fairly, in all material respects, the financial position of SoftBrands, Inc. and its subsidiaries at September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”, on October 1, 2005.

/s/ PricewaterhouseCoopers LLP PricewaterhouseCoopers LLP
Minneapolis, Minnesota
December 11, 2006

SoftBrands, Inc.
Consolidated Balance Sheets

	September 30,	September 30,
	2006	2005
	(in thousands, except share and per share data)
Assets:
Current assets:
Cash and cash equivalents	$14,520	$16,034
Accounts receivable, net	7,555	5,363
Prepaid expenses and other current assets	3,542	1,134

Total current assets	25,617	22,531
Furniture, fixtures and equipment, net	2,787	1,986
Restricted cash	73	648
Goodwill	35,021	22,947
Intangible assets, net	10,844	3,783
Other long-term assets	705	6

Total assets	$75,047	$51,901

Liabilities and Stockholders’ Equity:
Current liabilities:
Current portion of long-term obligations and capital leases	$2,618	$260
Accounts payable	2,110	2,240
Accrued expenses	6,870	5,707
Accrued restructuring costs	936	203
Deferred revenue	22,560	15,355
Other current liabilities	1,288	1,352

Total current liabilities	36,382	25,117
Long-term obligations and capital leases	19,302	—
Other long-term liabilities	835	292

Total liabilities	56,519	25,409

Commitments and Contingencies (Notes 9 and 11)
Stockholders’ equity:
Series A and Undesignated Preferred Stock, $0.01 par value; 10,647,973 shares authorized; no shares issued or outstanding	—	—
Series B Convertible Preferred Stock, $0.01 par value; 4,331,540 shares authorized, issued and outstanding; liquidation value of $4,591	5,068	5,068
Series C-1 and Series C Convertible Preferred Stock, $0.01 par value; 18,000 shares authorized, issued and outstanding; liquidation value of $18,000 plus unpaid dividends	18,000	15,065
Series D Convertible Preferred Stock, $0.01 par value; 6,673 shares authorized, 6,000 shares issued and outstanding; liquidation value of $6,000 plus unpaid dividends	5,051	—
Common stock, $0.01 par value; 110,000,000 shares authorized; 41,024,960 and 40,030,000 shares issued and outstanding, respectively	410	400
Additional paid-in capital	173,791	173,756
Accumulated other comprehensive loss	(1,670)	(1,893)
Accumulated deficit	(182,122)	(165,904)

Total stockholders’ equity	18,528	26,492

Total liabilities and stockholders’ equity	$75,047	$51,901

The accompanying notes are an integral part of these consolidated financial statements.

SoftBrands, Inc.
Consolidated Statements of Operations

	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2006	2005	2004
	(in thousands, except per share data)
Revenues:
Software licenses	$8,707	$10,452	$9,094
Maintenance and support	43,823	43,537	44,054
Professional services	14,619	13,309	12,833
Third-party software and hardware	2,140	3,483	3,194

Total revenue	69,289	70,781	69,175

Cost of revenues:
Software licenses	3,130	4,503	5,107
Maintenance and support	13,375	14,094	14,596
Professional services	13,007	10,421	10,691
Third-party software and hardware	1,600	2,519	2,387

Total cost of revenues	31,112	31,537	32,781

Gross profit	38,177	39,244	36,394

Operating expenses:
Selling and marketing	13,343	11,026	9,064
Research and product development	10,962	8,425	8,555
General and administrative	18,673	18,744	17,501
Purchased in-process research and development (see Note 7)	11,400	—	—
Restructuring related (see Note 5)	196	(261)	950

Total operating expenses	54,574	37,934	36,070

Operating income (loss)	(16,397)	1,310	324
Interest expense (see Note 9)	(238)	(7,062)	(4,146)
Change in value of mandatorily redeemable common stock warrant (see Note 9)	—	—	(4,936)
Other income, net	134	602	181

Loss from continuing operations before provision for (benefit from) income taxes	(16,501)	(5,150)	(8,577)
Provision for (benefit from) income taxes	110	(2,151)	(754)

Loss from continuing operations	(16,611)	(2,999)	(7,823)

Discontinued operations:
Income from discontinued operations, net of tax	393	10,343	1,355

Net income (loss)	(16,218)	7,344	(6,468)

Preferred stock beneficial conversion feature charge	756	—	—
Deemed dividend on exchange of preferred stock	2,935	—	—
Preferred stock dividends	1,201	132	—

Net income (loss) available to common shareholders	$(21,110)	$7,212	$(6,468)

Basic and diluted earnings (loss) per common share:
Continuing operations	$(0.53)	$(0.08)	$(0.19)
Discontinued operations	$0.01	$0.26	$0.03
Net income (loss)	$(0.52)	$0.18	$(0.16)

Weighted average basic and diluted shares outstanding	40,242	40,030	40,015

The accompanying notes are an integral part of these consolidated financial statements.

SoftBrands, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Loss

	Series B		Series C and C-1		Series D					Accumulated
	Convertible		Convertible		Convertible				Additional	Other		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Comprehensive
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Loss
Balances at October 1, 2003	—	$—	—	$—	—	$—	40,000	$400	$168,701	$(630)	$(166,780)	$1,691
Common stock issued to nonemployees	—	—	—	—	—	—	30	—	35	—	—	35
Exchange of warrants for Series B Convertible Preferred Stock	4,332	5,068	—	—	—	—	—	—	3,761	—	—	8,829
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(516)	—	(516)	$(516)
Net loss	—	—	—	—	—	—	—	—	—	—	(6,468)	(6,468)	(6,468)

Balances at September 30, 2004	4,332	5,068	—	—	—	—	40,030	400	172,497	(1,146)	(173,248)	3,571	$(6,984)

Issuance of Series C Convertible Preferred Stock and warrants, net of issuance costs	—	—	18	15,065	—	—	—	—	1,391	—	—	16,456
Dividends declared on Series C Convertible Preferred Stock	—	—	—	—	—	—	—	—	(132)	—	—	(132)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(747)	—	(747)	$(747)
Net income	—	—	—	—	—	—	—	—	—	—	7,344	7,344	7,344

Balances at September 30, 2005	4,332	5,068	18	15,065	—	—	40,030	400	173,756	(1,893)	(165,904)	26,492	$6,597

Deemed dividend on exchange of Series C for Series C-1 Convertible Preferred Stock	—	—	—	2,935	—	—	—	—	(2,935)	—	—	—
Dividends declared on Series C, C-1 and D Convertible Preferred Stock	—	—	—	—	—	—	—	—	(1,201)	—	—	(1,201)
Issuance of Series D Convertible Preferred Stock and warrants, net of issuance costs	—	—	—	—	6	5,051	—	—	468	—	—	5,519
Stock-based compensation	—	—	—	—	—	—	—	—	1,940	—	—	1,940
Stock options exercised	—	—	—	—	—	—	415	4	527	—	—	531
Warrants issued for Infra acquisition	—	—	—	—	—	—	—	—	242	—	—	242
Common stock issued for MAI acquisition	—	—	—	—	—	—	580	6	994	—	—	1,000
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	223	—	223	$223
Net loss	—	—	—	—	—	—	—	—	—	—	(16,218)	(16,218)	(16,218)

Balances at September 30, 2006	4,332	$5,068	18	$18,000	6	$5,051	41,025	$410	$173,791	$(1,670)	$(182,122)	$18,528	$(15,995)

The accompanying notes are an integral part of these consolidated financial statements.

SoftBrands, Inc.
Consolidated Statements of Cash Flows

	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2006	2005	2004
	(in thousands)
Cash flow from operating activities:
Loss from continuing operations	$(16,611)	$(2,999)	$(7,823)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) continuing operations:
Depreciation and amortization	4,883	5,613	6,825
Stock-based compensation	1,940	—	—
Purchased in-process research and development	11,400	—	—
Change in value of mandatorily redeemable common stock warrant	—	—	4,936
Noncash interest expense	—	1,848	1,202
Restructuring related	196	(261)	950
Provision for doubtful accounts	595	580	497
Noncash income tax benefit	(262)	(2,733)	(984)
Other, net	—	—	99
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	578	71	(12)
Prepaid expenses and other current assets	(877)	74	939
Accounts payable	(478)	413	(2,381)
Accrued expenses	(819)	(1,172)	(132)
Accrued restructuring costs	733	(749)	(3,190)
Deferred revenue	59	(2,574)	236
Other current liabilities	(170)	(93)	55
Other long-term assets and liabilities	(77)	(173)	(351)

Net cash provided by (used in) continuing operations	1,090	(2,155)	866
Net cash provided by discontinued operations	—	12,405	2,339

Net cash provided by operating activities	1,090	10,250	3,205

Cash flow from investing activities:
Acquisitions, net of cash acquired	(27,156)	—	—
Purchases of furniture, fixtures and equipment	(1,405)	(949)	(911)
Capitalized software development costs	—	(217)	(120)
Decrease in restricted cash	590	—	—

Net cash used in investing activities	(27,971)	(1,166)	(1,031)

Cash flow from financing activities:
Issuance of long-term obligations	21,000	—	—
Repayment of long-term obligations and capital leases	(298)	(18,661)	(1,101)
Net proceeds from issuance of preferred stock and warrants	5,519	16,456	—
Net proceeds from issuance of common stock	531	—	—
Preferred stock dividends paid	(951)	—	—
Capitalized financing costs	(657)	—	(52)

Net cash provided by (used in) financing activities	25,144	(2,205)	(1,153)

Effect of exchange rates on cash balances	223	(564)	(278)

Change in cash and cash equivalents	(1,514)	6,315	743
Cash and cash equivalents:
Beginning of period	16,034	9,719	8,976

End of period	$14,520	$16,034	$9,719

The accompanying notes are an integral part of these consolidated financial statements.

SoftBrands, Inc.
Notes to Consolidated Financial Statements
Note 1. Nature of Business and Company Operations
     SoftBrands, Inc. (the “Company”) develops software products that streamline and enhance an organization’s ability to manage and execute critical functions such as accounting, purchasing, manufacturing, customer service and sales and marketing. The Company sells its products to customers primarily in the middle-market manufacturing and hospitality industries.
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
     The Company was incorporated on October 16, 2001, as a wholly owned subsidiary of AremisSoft Corporation (the “Former Parent”) to consolidate the ongoing vertical-market software operations of the Former Parent and to separate those operations from other activities that had been conducted through the Former Parent’s Cyprus subsidiary and under the Former Parent’s “Emerging Markets Group.” On December 13, 2001, the Former Parent contributed to the Company all of the capital stock of Fourth Shift Corporation (“Fourth Shift”), a worldwide supplier of enterprise resource planning software, that had been acquired by the Former Parent in April 2001. Effective December 31, 2001, the Former Parent contributed to the Company the operating assets, liabilities and personnel of AremisSoft Hospitality (US), Inc. (the United States hospitality operations of the Former Parent) and AremisSoft (UK) Plc (the Former Parent’s United Kingdom operating subsidiary) related to its hospitality and manufacturing software operations.
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
     The Former Parent entered into a liquidating trust agreement pursuant to which the trust is entitled to any and all of the proceeds from the Former Parent’s litigation claims and sale of certain other assets of the Former Parent. Securities class action plaintiffs are entitled to all of the beneficial interests in the liquidating trust, but the Company will be entitled to 10% of the net distributions from the trust. In December 2003 and in June 2005, the Company received distributions from the trust, which were reported as income from discontinued operations, net of expenses and income taxes, in fiscal years 2004 and 2005. Future receipts of cash, if any, will also be accounted for as income from discontinued operations.
Note 2. Summary of Significant Accounting Policies
Fiscal Year
     The Company’s fiscal year is from October 1 to September 30. Unless otherwise stated, references to the years 2006, 2005 and 2004 relate to the fiscal years ended September 30, 2006, 2005 and 2004, respectively. References to future years also relate to our fiscal year ended September 30.
Consolidation
     The accompanying consolidated financial statements include the accounts of SoftBrands, Inc. and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.
     The Company has investments of less than 50% in two companies: HIS-MSC Co. Ltd. in Thailand (49.99%) and Hotel Information Systems Phils. Inc. in the Philippines (40%). We have no management personnel in either of these entities and we have no obligation for any liabilities of either organization. The Company accounts for these investments using the equity method of accounting and recognizes its share of the investee’s income or loss. The Company’s investment and share of investee operations are not significant.

Segment Reporting
     The Company’s business consists of two reportable segments: SoftBrands Manufacturing (“Manufacturing”) and SoftBrands Hospitality (“Hospitality”).
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts, the deferred tax asset valuation allowance, the valuation and recoverability of goodwill and intangible assets, the valuation of in-process research and development, restructuring charges and stock-based compensation. Actual results could differ from those estimates.
Cash and Cash Equivalents
     All highly liquid and short-term investments purchased with an original maturity of three months or less are considered to be cash equivalents. Short-term investments, consisting principally of government securities and money market instruments, are stated at cost, which approximates fair value due to the short maturity of these instruments.
     The Company had approximately $3.8 million and $3.5 million of Renminbi, more commonly called the Yuan (the currency of the People’s Republic of China), at September 30, 2006 and 2005, respectively. The Chinese government considers portions of the Renminbi balance to be undistributed earnings, which contain temporary or permanent restrictions for converting to U.S. Dollars. These amounts are reflected in cash and cash equivalents. The Company’s wholly owned subsidiary in China uses the U.S. Dollar as functional currency. Translation gains and losses on the Renminbi cash balance are reflected as currency gains (losses) in the consolidated statements of operations.
Accounts Receivable
     Accounts receivable are initially recorded at fair value upon the sale of software licenses or services to customers. Outstanding invoices for maintenance are excluded from the accounts receivable balance. The Company maintains an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from extending credit to its customers. In judging the adequacy of the allowance for doubtful accounts, the Company considers multiple factors including historical bad debt experience, the general economic environment, the need for specific client reserves and the aging of its receivables. A considerable amount of judgment is required in assessing these factors. If these factors do not reflect future performance, a change in the allowance for doubtful accounts would be necessary in the period such determination is made, impacting future results of operations. The provision for doubtful accounts is included in general and administrative expense in the consolidated statements of operations.
Inventories
     Inventories, which consist of third-party computer hardware and software held for resale, computer software media, documentation and packaging materials, are stated at the lower of first-in, first-out cost or market. At September 30, 2006 and 2005, inventory totaling $435,000 and $77,000, respectively, was included in prepaid expenses and other current assets in the consolidated balance sheets.
Furniture, Fixtures and Equipment
     Furniture, fixtures and equipment are recorded at cost, less accumulated depreciation and amortization. The straight-line method of depreciation is used over estimated useful lives that range from three to five years. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the underlying lease term. Upon retirement or disposition, the cost and related accumulated depreciation and amortization are removed from the accounts, and any gain or loss is included in the results of operations. Maintenance and repairs are expensed as incurred. Depreciation and amortization expense was $1.3 million, $1.4 million and $2.0 million for 2006, 2005 and 2004, respectively.
Restricted Cash
     Restricted cash is pledged to support facility leases and an employee corporate credit card program.

Goodwill and Other Intangible Assets
     Goodwill represents the excess of purchase price over fair value of net assets acquired. The Company accounts for goodwill in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill be tested for impairment on at least an annual basis. The Company evaluates the carrying value of its goodwill at the end of its fiscal year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, a significant adverse change in legal factors or in business climate, unanticipated competition, or an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then an impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company’s assessments of goodwill at September 30, 2006, 2005 and 2004 resulted in no impairment losses.
Long-Lived and Intangible Assets
     The Company evaluates the recoverability of long-lived and identifiable intangible assets not held for sale whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to, a significant decrease in the market value of an asset, a significant adverse change in the extent or manner in which an asset is used or in its physical condition, or an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds the fair value of the asset. The fair value is measured based on quoted market prices, if available, or based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. There were no impairments of long-lived and intangible assets in 2006, 2005 or 2004.
Concentrations of Credit Risk
     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. Cash equivalents are due within three months and are readily convertible into cash. The Company grants credit to customers in the ordinary course of business. Concentrations of credit risk with respect to trade accounts receivable are limited due to the Company’s large customer base and its dispersion across different industries and geographic areas. At September 30, 2006 and 2005, no individual customer represented a significant portion of the consolidated accounts receivable balance.
Revenue Recognition
     We generate our revenue from licenses of our software products, from maintenance or support for that software, from providing services related to that software and, in some instances, from related hardware. We recognize revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, and Securities and Exchange Commission Staff Accounting Bulletin 104, Revenue Recognition.
     Software license revenue is recognized under SOP 97-2 when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable and (iv) collectibility is probable and the arrangement does not require services that are essential to the functionality of the software.
•	Persuasive Evidence of an Arrangement Exists. We determine that persuasive evidence of an arrangement exists with respect to a customer under (i) a signature license agreement that is signed by both the customer and by us, or (ii) a purchase order, quote or binding letter-of-intent received from and signed by the customer, in which case the customer has either previously executed a license agreement with us. We do not offer product return rights to end users or resellers.
•	Delivery has Occurred. Our software may be either physically or electronically delivered to the customer. We determine that delivery has occurred upon shipment of the software pursuant to the billing terms of the arrangement or when the software is made available to the customer through electronic delivery. Customer acceptance generally occurs at delivery.

•	The Fee is Fixed or Determinable. If, at the outset of the customer arrangement, we determine that the arrangement fee is not fixed or determinable, revenue is typically recognized when the arrangement fee becomes due and payable.

•	Collectibility is Probable. We determine whether collectibility is probable on a case-by-case basis. We may generate a high percentage of our license revenue from our current customer base, for which there is a history of successful collection. We assess the probability of collection from new customers based upon the number of years the customer has been in business and a credit review process, which evaluates the customer’s financial position and ultimately their ability to pay. If we are unable to determine from the outset of an arrangement that collectibility is probable based upon our review process, revenue is recognized as payments are received.
     With regard to software arrangements involving multiple elements, we allocate revenue to each element based on the relative fair value of each element. Our determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (“VSOE”). Our assessment of VSOE for each element is based on the price charged when the same element is sold separately. We have analyzed all of the elements included in our multiple-element arrangements and have determined that we have sufficient VSOE to allocate revenue to the consulting services and maintenance components of our license arrangements. Generally, we sell our consulting services separately and have established VSOE on this basis. VSOE for maintenance is determined based upon the customer’s annual renewal rates for these elements. Accordingly, assuming all other revenue recognition criteria are met, revenue from perpetual licenses is recognized upon delivery using the residual method in accordance with SOP 98-9, and revenue from maintenance is recognized ratably over the respective term, which is typically one year.
     Services revenue consists of fees from consulting services, maintenance and subscription (distribution service provider) services. Consulting services include needs assessment, software integration, security analysis, application development and training. We bill consulting services fees either on a time and materials basis or on a fixed-price schedule. In most cases, our consulting services are not essential to the functionality of our software. In general, our software products are fully functional upon delivery and do not require any significant modification or alteration for customer use. Customers purchase our consulting services to facilitate the adoption of our technology and may dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other professional service organizations to provide these consulting services. Software products are billed separately from consulting, maintenance and subscription services. We recognize revenue from consulting services as services are performed. Our customers typically purchase maintenance annually and receive unspecified product upgrades, Web-based technical support and telephone hot-line support. Our customers typically pay for maintenance services in advance, and we defer the revenue that results and recognize it ratably over the maintenance period, which is typically one year.
     Where the services we provide are essential to the functionality of the software or another element of a contract, such as where we conduct custom software development as part of a software license sale, we recognize all related revenue based on the percentage-of-completion method. This is normally measured based on the number of total hours of services performed compared to an estimate of the total hours to be incurred. Significant judgments and estimates related to the use of percentage-of-completion accounting include whether the services being provided are essential to the functionality of the software or another element of a contract and whether we have the ability to estimate the total service hours to be performed.
     Customer advances and billed amounts due from customers in excess of revenue recognized are recorded as deferred revenue.
     We follow very specific and detailed guidelines, as discussed above, in determining our revenues; however, certain judgments and estimates are made and used to determine revenue recognized in any accounting period. Material differences may result in the amount and timing of revenue recognized for any period, if different conditions were to prevail. For example, in determining whether collection is probable, we assess our customers’ ability and intent to pay. Our actual experience with respect to collections could differ from our initial assessment if, for instance, unforeseen declines in the overall economy occur and negatively impact our customers’ financial condition.
Advertising Expense
     Advertising costs, which are expensed as incurred, were $531,000, $731,000 and $750,000 for 2006, 2005 and 2004, respectively.
Research and Product Development
     Research and product development costs are generally expensed as incurred; however, some costs qualify for capitalization as discussed below. These costs are required to be expensed until the projects under development reach technological feasibility. Technological feasibility is determined after a working model of the software has been completed. The Company’s research and product development costs primarily relate to software development during the period prior to technological feasibility and costs to maintain existing products.
     Capitalization of development costs begins upon the establishment of technological feasibility, limited to the net realizable value of the software product, and ceases when the software product is available for general release to customers. Amortization of development costs begins after general release and, for each product, is based upon the greater of the amount computed on a units sold basis (ratio of gross product revenue to anticipated future gross revenue) or straight-line basis over the remaining estimated economic life of the product. Amortization expense is recorded in cost of revenues related to software licenses in the consolidated statements of operations.
Acquired Technology
     The Company capitalizes expenditures for acquired software and related licensing rights, which it expects to benefit from in future years. Amortization is based upon the greater of the amount computed on a units sold basis (ratio of gross product revenue to anticipated future gross revenue for that product) or straight-line basis over the remaining estimated economic life of the product. Amortization expense is recorded in cost of revenues related to software licenses in the consolidated statements of operations.
Income Taxes
     The Company accounts for income taxes using the liability method of accounting under SFAS No. 109, Accounting for Income Taxes. This method requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using currently enacted tax rates. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some component of the deferred tax assets will not be realized. Prior to the separation from the Former Parent in August 2002, the Company did not file separate tax returns, but rather was included in the income tax returns filed by the Former Parent. The income tax disclosures reflect the tax attributes of the Company that were transferred at the separation or created subsequent to the separation.
Debt Discounts and Offering Costs
     The Company accounts for debt discounts in accordance with Accounting Principles Board (“APB”) Opinions 12 and 14, which require the original issue discount to be amortized over the life of the debt using the interest method. The interest method reflected an increasing level of amortization each year such that the annual charge is a constant percentage of the then current outstanding carrying value of the debt. Offering costs are also amortized using the effective interest rate method and are included in other long-term assets in the consolidated balance sheets.
Stock-Based Compensation
     Effective October 1, 2005, the Company began recording compensation expense associated with stock options and other forms of equity-based compensation in accordance with SFAS No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to October 1, 2005, the Company accounted for stock-based compensation arrangements according to the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, SFAS No. 123, Accounting for Stock-Based Compensation, and related interpretations. Accordingly, no related compensation expense was recorded for awards granted with no intrinsic value, and the pro forma disclosures required by SFAS No. 123 were presented in the notes to our consolidated financial statements. See Note 3 for additional stock-based compensation disclosures required by SFAS No. 123R.
Foreign Currency Translation
     The Company’s foreign assets and liabilities are translated from local currencies to U.S. Dollars at period end exchange rates, and foreign revenues and expenses are translated at average exchange rates during the period. Translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, in the consolidated balance sheets. Any gains or losses resulting from foreign currency transactions are included in the consolidated statements of operations. We do not utilize any hedging activities.
Comprehensive Income (Loss)
     Comprehensive income (loss), as defined by SFAS No. 130, Reporting Comprehensive Income, includes net income (loss) and items defined as other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on certain marketable securities. These items are required to be separately classified in the consolidated financial statements and are included in the consolidated statements of stockholders’ equity and comprehensive income (loss).
Earnings (Loss) Per Share
     Net income (loss) per share is computed under the provisions of SFAS No. 128, Earning per Share. Basic earnings (loss) per share is computed using net income (loss) available to common shareholders and the weighted average number of common shares outstanding. Net income (loss) available to common shareholders includes the impact, as applicable, of dividends on the Company’s Series C, C-1 and D Convertible Preferred Stock, preferred stock beneficial conversion feature charges and deemed dividends on the exchange of preferred stock. Diluted earnings (loss) per share reflects the weighted average number of common shares outstanding plus any potentially dilutive shares outstanding during the period, calculated using the “treasury stock” method. In accordance with EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, and EITF 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per share, the Company’s Series B, Series C, Series C-1 and Series D Convertible Preferred Stock is considered in both the basic and diluted earnings (loss) per share calculations, subject to the applicable antidilution provisions.
     The Company incurred a net loss from continuing operations for each of the three years presented. The shares of Series B, Series C, Series C-1 and Series D Convertible Preferred Stock were not considered in the calculation of basic or diluted earnings (loss) per share for such periods because that stock, based on its contractual terms, does not have the obligation to share in the losses of the Company. Outstanding stock options, warrants, stock appreciation rights, and restricted stock units were also not considered in the calculation of basic or diluted earnings (loss) per share for such periods because to do so would have been antidilutive.
     The calculations of earnings (loss) per share for 2006, 2005 and 2004 excluded the impact of the following potential common shares because they were antidilutive (in thousands):

	2006	2005	2004
Options and warrants	16,274	16,065	14,233
Stock appreciation rights	1,414	—	—
Restricted stock units	301	—	—
Series B Convertible Preferred Stock	4,332	4,332	4,332
Series C Convertible Preferred Stock	—	8,955	—
Series C-1 Convertible Preferred Stock	8,955	—	—
Series D Convertible Preferred Stock	3,593	—	—
New Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections — A replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). SFAS No. 154 changes the requirement for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 (the Company’s 2007 fiscal year). The

Company will adopt the disclosure requirements upon the effective date of the pronouncement. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its consolidated financial statements.
     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. This minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006 (the Company’s 2008 fiscal year), although early adoption is permitted. The Company is currently evaluating the potential impact of FIN 48 on its consolidated financial statements.
     In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The use of both of these methods is referred to as the “dual approach” and should be combined with the evaluation of qualitative elements surrounding the errors in accordance with SAB No. 99, Materiality. SAB 108 must be implemented by the end of the Company’s 2007 fiscal year. The Company does not expect the adoption of SAB 108 to have a material impact on its consolidated financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (the Company’s 2009 fiscal year), although early adoption is permitted. The Company is currently evaluating the potential impact of SFAS 157 on its consolidated financial statements.
Note 3. Stock-Based Compensation
     On December 13, 2001, the Company’s Board of Directors and shareholders approved the SoftBrands, Inc. 2001 Stock Incentive Plan (the “2001 Plan”). The 2001 Plan has been amended several times to reserve a total of 13,900,000 shares of the Company’s common stock for issuance under stock options (including incentive stock options (“ISOs”)), restricted stock awards, stock appreciation rights, dividend rights and other share-based awards. The 2001 Plan provides that (a) employees, directors and consultants are eligible to receive awards and (b) the Compensation Committee of the Board of Directors is authorized to establish the terms of such awards, as long as, in the case of ISOs, the term does not exceed ten years from the date of grant and the exercise price of the options is not less than the fair value of our common stock on the date of grant. During 2006, the Compensation Committee for the first time approved equity awards to management which consisted of restricted stock units (“RSUs”) and stock appreciation rights (“SARs”). The Company promptly issues, out of the reservation created for the plan from its authorized but unissued common stock, and delivers shares upon exercise of options or stock appreciation rights, or upon vesting of restricted stock units, and has no current expectation of repurchasing shares to replace the shares so issued.
     As described in Note 2, effective October 1, 2005, the Company adopted the fair value method of accounting for stock-based compensation arrangements in accordance with SFAS No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107, using the modified prospective method of transition. Under the provisions of SFAS No. 123R, the estimated fair value of share-based awards granted is recognized as compensation expense over the vesting period of the award. Using the modified prospective method, compensation expense is recognized for employee awards granted, modified, or settled subsequent to September 30, 2005, and the unvested portion of awards granted to employees prior to October 1, 2005. This compensation expense is recognized on a straight-line basis. The Company is not required to restate prior periods to reflect stock-based compensation expense under SFAS No. 123R. Therefore, the results for 2006 are not directly comparable to the results of prior years.

     The fair market value of each share-based award is estimated on the grant date using the Black-Scholes option pricing model and the following assumptions:

	2006	2005	2004
Risk-fee interest rate	4.4 — 5.0%	4.0 — 4.2%	4.3 — 5.0%
Volatility	80%	80%	80%
Weighted average option life (years)	4.5	9.9	10.0
Dividend yield	0%	0%	0%
     The risk-free interest rate is based on the five-year Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options. An outside valuation advisor was used to assist the Company in more accurately projecting expected stock price volatility considering both historical data and observable market prices of similar equity instruments. The weighted average option life is a significant assumption as it determines the period for which the risk-free interest rate, volatility, and dividend yield must be applied. The expected life is the estimated average length of time over which the options will be exercised. In the fourth quarter of 2005, the Company changed the expected life of options granted from 10 years to 5 years based on a market study of comparable companies and to reflect anticipated increased marketability and trading volume of its common stock due to the approved listing and trading on the American Stock Exchange effective December 27, 2005. In addition, the previous estimated life of 10 years was used because, prior to March 15, 2005, when the Company’s registration under Section 12(g) of the Securities Act of 1934 became effective, options had a seven year cliff vesting period. Under the initial terms of the options, vesting was accelerated on March 15, 2005 and they now vest over three-to-four year terms.
     The assumptions described above are highly subjective. The Company’s employee stock options have characteristics significantly different from those of traded options. As required by SFAS No. 123R, the Company’s management will continue to assess the assumptions and methodologies used to calculate the estimated fair value of stock-based compensation. Circumstances may change and additional data may become available over time which could result in changes to these assumptions. Such changes could materially impact the Company’s fair value estimates.
     In 2006, total stock-based compensation expense was $1.9 million, or $0.05 per share, as required by the provisions of SFAS No. 123R. This charge had no impact on reported cash flows. There was no stock-based compensation expense, pursuant to APB Opinion No. 25, in 2005 and 2004. The allocation of stock-based compensation expense in 2006 was as follows (in thousands):

2006
Cost of revenues	$192
Selling, general and administrative expense	1,553
Research and product development expense	195

$1,940

     Our pro forma net income (loss) and pro forma income (loss) per share for 2005 and 2004, including pro forma stock-based compensation expense as if the fair-value-based method of accounting had been used on awards being accounted for under APB Opinion No. 25, were as follows (in thousands, except per share amounts):

	2005	2004
Net income (loss) available to common shareholders, as reported	$7,212	$(6,468)
Stock-based compensation expense included in reported net income (loss) available to common shareholders	—	—
Stock-based compensation expense determined using the fair value based method for all awards	(2,441)	(929)

Pro forma net income (loss) available to common shareholders	$4,771	$(7,397)

Basic and diluted income (loss) per common share:
As reported	$0.18	$(0.16)

Pro forma	$0.12	$(0.18)

     The pro forma stock-based compensation expense for 2005 included an additional $1.0 million for the accelerated vesting of outstanding options. On March 15, 2005, the Company’s registration under Section 12(g) of the Securities

Exchange Act of 1934 became effective, and, in accordance with the terms of each option agreement, the original seven year cliff vesting period was accelerated to a three to four year vesting period.
     Stock option activity under the 2001 Plan was as follows (in thousands, except per share data):

		Weighted	Weighted- Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price $	Life (Years)	Value $
Outstanding at September 30, 2005	10,488	2.20
Granted	145	1.88
Exercised	(382)	1.50		109
Cancelled	(598)	1.53

Outstanding at September 30, 2006	9,653	2.25	6.3	611

Exercisable at September 30, 2006	8,122	2.37	6.0	449

      The weighted-average, grant-date fair value of options granted in 2006, 2005 and 2004 was $1.28, $1.22 and $1.22 per share, respectively. In 2006, cash received from the exercise of stock options was $0.5 million and the related tax expense realized was $0.2 million.
     On December 29, 2005, the Company’s Compensation Committee of the Board of Directors approved equity awards to management employees under the 2001 Plan. To better optimize the cost of the Company’s equity incentives under SFAS No. 123R, the awards consisted of restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) rather than stock options.
     The RSUs vest, and require the Company to issue to the employee (subject to continued employment), 25% of the shares subject to the award on the first, second, third and fourth annual anniversaries of the grant date. The estimated fair value of the RSUs is based on the fair market value of the Company’s common stock on the grant date. In 2006, the activity for RSUs was as follows (in thousands, except per unit data):

		Weighted
		Average
	Non-Vested	Grant Date
	Units	Fair Value
Outstanding at September 30, 2005	—	$—
Granted	382	2.06
Vested	(27)	1.99
Cancelled	(54)	2.08

Outstanding at September 30, 2006	301	2.06

     The SARs also vest 25% on each of the first, second, third and fourth anniversaries of the grant date, subject to continued employment, and expire on the fifth anniversary of the grant date. The SARs entitle the employee, once vested and exercised, to receive shares of our common stock having a value on the exercise date equal to the excess of the fair market value of the shares on the exercise date over the fair market value of the shares on the grant date. Compensation expense is recognized over the vesting period of SARs based on estimated fair value at grant date using the Black-Scholes valuation model. In 2006, the activity for SARs was as follows (in thousands, except per unit data):

		Weighted
	Number	Average
	Of	Grant Date
	SARs	Fair Value
Outstanding at September 30, 2005	—	$—
Granted	1,449	1.26
Cancelled	(35)	1.24

Outstanding at September 30, 2006	1,414	1.26

     As of September 30, 2006, there was approximately $3.3 million, net of estimated forfeitures, of total unrecognized compensation expense related to stock-based arrangements granted under the 2001 Plan. This expense is expected to be recognized over a weighted-average period of approximately two years.
Non-Employee Options
     In addition to options and stock-based benefits to directors, which are included in the above tables, the Company has previously issued a total of 40,000 common stock options to third-party consultants with an exercise price of $1.50 per share. In addition, the Company has issued 365,000 common stock options to CRP (see Note 9) with exercise prices ranging from $1.50 to $2.13 per share. All of these non-employee options remained outstanding at September 30, 2006.
Note 4. Supplemental Financial Statement Information
Allowance for Doubtful Accounts
     The allowance for doubtful accounts activity was as follows (in thousands):

	2006	2005	2004
Balance at beginning of period	$1,028	$1,497	$1,894
Provision	595	580	497
Write-offs	(328)	(991)	(872)
Recoveries and currency exchange rate changes	(123)	(58)	(22)

Balance at end of period	$1,172	$1,028	$1,497

Furniture, Fixtures and Equipment
     Furniture, fixtures and equipment, net was comprised of the following at September 30 (in thousands):

	2006	2005
Computer software and equipment	$8,623	$7,740
Office furniture and equipment	583	2,077
Leasehold improvements	1,572	1,840
Assets held under capital lease	2,716	2,809

	13,494	14,466
Less: Accumulated depreciation and amortization	(10,707)	(12,480)

	$2,787	$1,986

     Assets held under capital lease include computer equipment and office equipment. Accumulated amortization of assets held under capital leases was $2.7 million at September 30, 2006 and 2005.
Capitalized Software Development Costs
     The Company contracts with third-party software developers to license and develop specific software, and capitalized $217,000 and $120,000 of costs associated with these contracts during 2005 and 2004, respectively. There were no capitalized software development costs in 2006.

Accrued Expenses
     Accrued expenses were comprised of the following at September 30 (in thousands):

	2006	2005
Accrued compensation and benefits	$3,180	$2,556
Professional services	938	662
Other	2,752	2,489

	$6,870	$5,707

Supplemental Cash Flow Information

	2006	2005	2004
	(in thousands)
Cash paid (refunded) during each period for:
Interest	$17	$3,301	$2,944
Income taxes	(39)	860	196
Assets acquired in acquisitions	4,147	—	—
Liabilities assumed in acquisitions	812	—	—
Noncash investing and financing activities:
Common stock and warrants issued for acquisitions	1,242	—	—
Accrued dividends on Series C, C-1 and D Convertible Preferred Stock	382	132	—
Reduction in exercise price of mandatorily redeemable common stock warrant	—	—	149
Capitalized financing costs included in accounts payable	—	—	50
Note 5. Restructuring Related Charges
     A summary of the Company’s restructuring activities during 2006, 2005 and 2004 is as follows (in thousands):

	Employee
	Severance and
	Termination	Lease	Other
	Costs	Commitments	Costs	Total
Balance at September 30, 2003	$2,375	$968	—	$3,343
Restructuring charges	302	1,451	$188	1,941
Adjustments and reversals	—	(991)	—	(991)
Cash payments and other (1)	(2,211)	(680)	(166)	(3,057)
Non-cash charges used	—	—	(22)	(22)

Balance at September 30, 2004	466	748	—	1,214
Adjustments and reversals	(81)	(180)	—	(261)
Cash payments and other (1)	(182)	(568)	—	(750)

Balance at September 30, 2005	203	—	—	203
Restructuring charges	196	—	—	196
Acquisition-related obligations	—	565	—	565
Cash payments and other (1)	(28)	—	—	(28)

Balance at September 30, 2006	$371	$565	$—	$936

(1)	The impact of foreign currency translation, which is not significant for any period presented, is included with cash payments and other.
     The following discussion of the Company’s restructuring activities is organized by the period of initiation of the different restructuring plans together with related subsequent activity.

      In July 2006, we incurred $0.2 million of restructuring charges, primarily for severance costs as we reassessed the cost structure of our hospitality operations, not including HIS, in response to unacceptable trends with our hospitality product line. We reduced our global hospitality work force by 10% spread between the sales, support and development functions. These reductions are expected to reduce annual operating expenses by approximately $1.7 million. With our acquisitions in 2006, we also accrued $0.6 million for lease obligations in the United Kingdom and Germany.
     During the year ended September 30, 2004, the Company ceased using two international facilities and recorded restructuring charges of $981,000 for lease costs that will continue to be incurred. Subsequently, we reversed other lease related restructuring accruals as facilities were put back into service. These charges are an extension of the September 2003 restructuring program (see below) and reflect the Company’s desire to consolidate certain of its Hospitality and Manufacturing operations. These costs are expected to be paid in conjunction with the related lease terms, which expire by April 2007.
     On September 30, 2003, the Company announced a restructuring and reorganization plan that primarily affected the Hospitality segment. The plan’s near term focus was to support current customers’ needs and return the business to profitability. All product strategies and investment decisions were re-assessed. As a result, certain development projects were deferred or cancelled while other projects were afforded focused efforts to complete. The plan included the closure or consolidation of several offices in various U.S. and international locations and the elimination of approximately 120 positions. In September 2003, the Company recorded a charge of $2.0 million related to this program, which consisted of $1.8 million of employee severance and termination costs for approximately 90 employees, and $286,000 related to leasehold write-offs and estimated losses on the disposal of other fixed assets. Additional restructuring charges of $490,000 related to this program were taken during the year ended September 30, 2004, for additional employee severance related to the remaining 30 identified positions and contract terminations. At September 30, 2004, the remaining employee severance accrual for this program was $286,000, all of which was paid in 2005.
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
Note 6. Discontinued Operations
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
     Additionally, after we had separated from the Parent Company, we maintained an obligation in accrued expenses on our consolidated balance sheet. We reversed this accrual in the first quarter of 2006 and recorded income from discontinued operations of $393,000, net of income taxes, in our consolidated statement of operations.

Note 7. Acquisitions
MAI Systems Corporation
     On August 14, 2006, we acquired all of the outstanding shares of MAI Systems Corporation (“MAI”), and its subsidiary Hotel Information Systems (“HIS”), a provider of total information technology solutions to the hospitality, resort and destination industry. This acquisition is a key step in growing our hospitality business, adding new software solutions and a significant customer base. This acquisition will allow us to serve a wider spectrum of hotels in the chain and group hotels segments and is expected to make us a stronger competitor in the property management systems business worldwide. In connection with this acquisition, we executed a credit agreement which provided $21.0 million to finance the acquisition under a term loan maturing in 2013 (see Note 9). We also sold, on August 14, 2006 and September 8, 2006, 6,000 shares of our Series D Convertible Preferred Stock (“Series D Stock”) and warrants to purchase 400,000 shares of our common stock for gross sales proceeds of $6.0 million which were used as partial consideration for the acquisition (see Note 13). In connection with the issuance of the Series D Stock, we exchanged our Series C Convertible Preferred Stock for Series C-1 Convertible Preferred Stock (see Note 13).
     The preliminary purchase price was as follows (in thousands):

Cash paid	$15,500
Stock consideration	1,000
Additional consideration	3,558
Obligations assumed and paid	6,757
Estimated transaction costs	1,577

$28,392

      In addition to the $15.5 million of cash paid, we issued $1.0 million of our common stock for this acquisition. The number of shares issued, approximately 580,000 shares, was determined based on the average share price for the 10 days surrounding the date the acquisition was announced. Additional consideration includes non-compete agreements, consulting agreements and severance payments provided to MAI management under the terms of the purchase agreement. The non-compete agreements have a five-year term and the consulting agreements provide for declining payments over a three-year term. Obligations assumed and paid included $5.9 million of MAI debt which was repaid upon completion of the acquisition with no additional fees or charges.
     The acquisition was accounted for under SFAS No. 141 Business Combinations using the purchase method of accounting. The estimated purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess being allocated to goodwill. Management is primarily responsible for determining the fair values of these assets, based on a number of factors, including preliminary valuations and estimated transaction costs. An independent appraisal firm, with the assistance of our management, has performed a preliminary valuation of in-process research and development and identifiable intangible assets, which consist of customer relationships, trade names, non-compete agreements and acquired technology. The purchase price is considered preliminary pending final valuation of the opening balance sheet, finalization of the third-party valuation, and final transaction costs.
     The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed (in thousands):

Working capital (excluding deferred revenue)	$3,499
Property and equipment, net	633
Other non-current assets	15
Goodwill	11,551
Trade names	1,000
Indentifiable intangible assets subject to amortization	8,252
In-process research and development	11,400

Total assets acquired	36,350
Less: deferred revenue	(7,146)
Less: other obligations assumed	(812)

Net assets acquired	$28,392

     Goodwill and intangible assets related to the MAI acquisition have been accounted for in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which states that goodwill and other indefinite lived intangible assets are not amortized, but rather are tested for impairment at least annually. The identifiable intangible assets acquired are being amortized on accelerated and straight-line methods over their estimated useful lives of three to ten years. The fair market value of the identifiable intangible assets acquired included customer relationships of $2.7 million, capitalized software of $2.6 million, non-compete agreements of $2.0 million, trade names of $1.0 million and consulting agreements of $1.0 million. Goodwill recorded from the MAI acquisition was assigned to our hospitality segment.
     We have estimated that $11.4 million of the preliminary purchase price represents purchased in-process research and development related to MAI research and development projects which had not yet reached technological feasibility and have no alternative future use. More specifically the IPR&D related to Karyon, our Distribution Services Provider operation, which was in development at the time of the acquisition. This fair value estimate was determined based on the discounted cash flow method utilizing a risk adjusted discount rate of 32.6% and an expectation that the net cash inflows related to the in-process projects would commence in 2007. This estimate is subject to change upon final valuation of the in-process research and development. We estimate that the remaining project costs are approximately $1.0 million.
Infra Business Solutions GmbH
     On October 1, 2005, the Company acquired all of the outstanding shares of Infra Business Solutions GmbH (“Infra”), a privately held German software company that is a reseller and development partner of SAP Business One, for approximately $2.3 million. The purchase price included cash of approximately $1.9 million (net of cash acquired), warrants to purchase 200,000 shares of our common stock (valued at $227,000) and closing costs. This acquisition is expected to give us presence in Germany and the ability to use Infra’s established channel partners to introduce Fourth Shift Edition for SAP Business One to the German market. As a result of this acquisition, we acquired $1.4 million of identifiable intangible assets that are being amortized on accelerated and straight-line methods over their estimated useful lives of three to four years. The fair market value of the identifiable intangible assets purchased included Infra’s software product Infra:Net, a production planning system sold to small and medium-sized manufacturers in the German, Swiss and Austrian markets, valued at $676,000, non-contractual customer relationships valued at $282,000, a licensing and royalty agreement valued at $25,000 and employment contracts valued at $376,000. Goodwill of $585,000 was assigned to our manufacturing operating segment.
     The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed (in thousands):

Current assets	$413
Furniture and fixtures	26
Other non-current assets	15
Indentifiable intangible assets	1,359
Goodwill	585

Total assets acquired	2,398
Less: current liabilities	(111)

Net assets acquired	$2,287

Unaudited Pro Forma Data
     Our unaudited pro forma consolidated results of operations, as if the MAI acquisition had occurred at the beginning of the periods presented, were as follows:

	2006	2005
Revenues	$92,399	$92,281
Loss from continuing operations available to common shareholders	(15,228)	(9,741)
Net income (loss) available to common shareholders	(25,733)	602
Basic and diluted loss per share:
Continuing operations	(0.49)	(0.24)
Net income (loss)	(0.63)	0.01
     The unaudited pro forma data gives effect to actual operating results prior to the acquisition and adjustments to reflect increased intangible asset amortization and the current accounting treatment of income taxes. No effect has been given to cost reductions or operating synergies in this presentation. The unaudited pro forma consolidated results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future. The pro forma data does not include Infra, as the effects of this acquisition were not significant on a pro forma basis.

Note 8. Goodwill and Intangible Assets
Goodwill
     The changes in the carrying amount of goodwill for 2006 and 2005 were as follows (in thousands):

	2006	2005
Balance at beginning of period	$22,947	$22,947
Goodwill acquired	12,136	—
Foreign currency exchange rate changes	(62)	—

Balance at end of period	$35,021	$22,947

     Goodwill by reportable segment was as follows at September 30 (in thousands):

	2006	2005
Manufacturing	$22,354	$21,755
Hospitality	12,667	1,192

	$35,021	$22,947

Intangible Assets
     Intangible assets, net were comprised of the following at September 30 (in thousands):

	2006			2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired technology	$21,157	$(19,820)	$1,337	$20,436	$(17,168)	$3,268
Capitalized software development	3,707	(1,027)	2,680	1,094	(610)	484
Consulting and non compete agreements	2,952	(226)	2,726	—	—	—
Customer relationships	2,700	(68)	2,632	—	—	—
Other	1,946	(477)	1,469	252	(221)	31

Intangible assets	$32,462	$(21,618)	$10,844	$21,782	$(17,999)	$3,783

     Total amortization of intangibles was $3.6 million, $4.3 million and $4.9 million for 2006, 2005 and 2004, respectively. Amortization of acquired technology and capitalized software development used for resale is recorded as cost of revenues related to software licenses. Certain fully amortized intangibles were removed from service during 2006 and 2005.
     The estimated future annual amortization expense for intangibles subject to amortization is as follows (in thousands):

2007	$3,531
2008	3,135
2009	2,438
2010	668
2011	572
Thereafter	500

$10,844

     In December 2002, the Company renegotiated its contract with a database supplier to the Fourth Shift manufacturing product and paid $4.2 million for a fully paid up perpetual license. These costs were capitalized as acquired technology and are being amortized on the faster of the straight-line basis over a seven-year period or on a units sold basis. Previously, the Company was paying royalties for this database product. Total amortization expense related to this intangible asset during 2006, 2005 and 2004 was $0.7 million, $0.8 million and $1.0 million, respectively, which is included in cost of revenues related to software licenses.

Note 9. Long-Term Obligations
Credit Facility
     On August 14, 2006, the Company borrowed $21.0 million under the term loan facility of a Credit Agreement executed that date with an institutional lender. The principal amount of the term loan is repayable in 78 equal monthly installments, commencing April 1, 2007. The Credit Agreement also provides for a revolving line of credit under which the Company may borrow up to $9.0 million, or such lesser amount as is equal to 67% of its maintenance revenue for the twelve month period preceding the date of each borrowing, less amounts outstanding under the revolving line and the term loan and less reserves established by the lender. SoftBrands may also request the lenders to issue letters of credit of up to $3.0 million in the aggregate under the revolving credit facility. At September 30, 2006, there were no additional borrowings outstanding other than the $21.0 million outstanding under the term loan facility.
     Borrowings under the Credit Agreement bear interest, payable monthly, ranging from 1.0% to 1.75% over the lenders’ prime rate or from 2.0% to 2.75% over the London interbank rate, depending on the level of earnings before interest, taxes, depreciation and amortization (“EBITDA”) of the Company for the twelve months preceding the monthly calculation date. At September 30, 2006, borrowings bore interest at 8.15% per annum. The Company paid a $275,000 closing fee in connection with the credit agreement, $137,500 of which was paid upon execution of a commitment letter on July 28, 2006 and the remaining $137,500 was paid when the agreement was signed. The revolving credit facility also carries a 0.25% unused line fee, a letter of credit fee equal to 2.5% per annum and servicing fees of $1,000 per month.
     Borrowings under the revolving credit facility may be repaid and reborrowed. The term loan may be repaid at any time, subject to a prepayment penalty of $300,000 if repaid within the first two years. All borrowings under the credit agreement must be repaid with the proceeds from asset sales not in the ordinary course of business, other indebtedness incurred, extra-ordinary receipts and issuances of additional equity securities. Repayment of borrowings can also be accelerated upon a default under the Credit Agreement, including failure to pay any installment of interest or principal when due, breach of covenants in the Credit Agreement, insolvency proceedings, a change of control of the Company, and certain other matters. The Agreement contains covenants requiring the Company, among other things, to maintain specified levels of EBITDA measured for the three months ended December 31, 2006, the six months ended March 31, 2007, the nine months ended June 30, 2007, and the twelve months ended for each quarter thereafter. It also requires ratios of EBITDA to fixed charges less capital expenditure ranging from .75 for the quarter ended December 31, 2006 to 1.1 for the twelve months ended September 30, 2008, and to limit capital expenditures to specific amounts.
     Borrowings under the credit agreement are secured by all of the assets of the Company and its United States subsidiaries under a Security Agreement, and related Trademark Security Agreement, Trademark Security Agreement, Copyright Security Agreement and Source Code Escrow Agreement dated the same date, as well as by a pledge of all of the stock held by the Company in its United States subsidiaries and 65% of the stock of non-US subsidiaries. Each of the Company’s three principal United States Subsidiaries, as well as MAI Systems Corporation and its principal US subsidiaries, are borrowers and obligors under the Credit Agreement.
Capital Resource Partners
     On November 26, 2002, the Company entered into a Senior Subordinated Secured Note and Warrant Purchase Agreement (“Note and Warrant Purchase Agreement”) with Capital Resource Partners (“CRP”) pursuant to which it sold to CRP for $20.0 million a Senior Subordinated Secured Note (“Note”) due from 2007 to 2009, and issued to CRP a warrant (the “Initial Warrant”) to purchase approximately 7.0 million shares of its common stock. The Note, as amended to increase its interest rate in September 2003, bore interest at 14% per annum. The warrant as amended in September 2003 to decrease its exercise price, was exercisable at $.40 per share, but carried a right to put the warrant shares back to the Company at fair market value at any time after a change of control of the Company, or after November 26, 2009.
     Because a change in control was not considered probable at any time prior to November 26, 2009, the Company accounted for the repurchase obligation represented by the put right as a long-term liability and accounted for the Initial Warrant at fair value as a derivative instrument. Using the Black-Scholes valuation model, including volatility of 80%, an interest rate of 4.05% and a fair value of $0.64 per common share as determined by a contemporaneous third-party valuation, an independent appraiser calculated $3.7 million as the fair value for the Initial Warrant in November 2002. The Company allocated the $16.3 million balance of the purchase price to debt, net of a debt discount. Through August 14, 2004, the debt discount was amortized using the interest method over the life of the debt. During the year ended September 30, 2004, the Company amortized $0.8 million of the debt discount and, as part of the amendment that reduced its exercise price, adjusted the debt discount by $0.1 million for the increase in the value of the put warrant, resulting in a carrying value of $17.4 million at

September 30, 2004. The repurchase obligation was maintained at its fair value with increases or decreases resulting from variability in the market price for the Company’s common stock reflected as non-operating expense or income in the consolidated statements of operations. Subsequent to issuance, the fair value of the put warrant continued to be estimated using the Black-Scholes model and similar assumptions as those noted above. The fair value of the Company’s common stock continued to be determined by contemporaneous third-party valuation at each annual reporting date. The warrant value was increased $0.1 million due to the reduction of the exercise price in November 2003. Beginning in March 2004 and continuing through the put warrant’s exchange and cancellation, the fair value of the Company’s common stock was determined based on the activity in the over-the-counter market on which it was trading.
     By August 18, 2004, the warrant had appreciated to $7.2 million, resulting in the recognition of $3.0 million of non-operating expense. Because of the non-operating based variability in the Company’s financial results generated by the put feature, on August 18, 2004 the Company and CRP agreed to further amend the Initial Warrant and the Note and Warrant Purchase Agreement to eliminate the put and replace the Initial Warrant with a new warrant plus preferred stock representing the accumulated value in the Initial Warrant. The Initial Warrant was cancelled in exchange for 4.3 million shares of Series B Convertible Preferred Stock (see Note 13) and a new warrant to purchase 4.0 million shares of the Company’s common stock that did not carry a repurchase obligation. In connection with the exchange, a final non-operating charge of $1.8 million was recorded, which reflected the difference between the net carrying value of the Initial Warrant, including the remaining unamortized offering costs, and the estimated fair value of the Series B Convertible Preferred Stock and the new warrant issued. The new warrant is exercisable at $1.06 per share, expires on November 26, 2012, and has weighted average anti-dilution price protection. The value of this new warrant was $3.8 million, determined using the Black-Scholes model with a volatility of 80%, an interest rate of 3.85% and the contractual term of the warrant. The amendment also provides for the elimination of CRP’s right to put to the Company the shares of common stock it would have acquired on the exercise of the original warrant.
     The Company and CRP further amended the Note and Warrant Purchase Agreement on September 30, 2004 to revise the financial covenants that required the Company to generate minimum EBITDA and maintain a fixed charge coverage ratio to accommodate the Company’s business plan. The Company paid $50,000 of costs in connection with this amendment.
     On August 4, 2005, the Company and CRP entered into an additional amendment to the Note and Warrant Purchase Agreement, under which the Company prepaid $8.0 million of principal, plus accrued interest, on the Note, and a redemption premium of $0.2 million. On August 17, 2005, in conjunction with sale of Series C Preferred Stock and Warrants described in Note 13, the Company retired the balance of the $20.0 million of debt owed to CRP. As a result, the Company recorded as interest expense a charge of $2.7 million from the accelerated amortization of previously capitalized financing costs and original issue debt discount related to the CRP debt, as well as consent fees, prepayment fees and financing fees of approximately $0.8 million.
     Although the Note has been retired, the new warrant remains outstanding and the Note and Warrant Purchase Agreement under which it was issued provides CRP with board representation rights, information rights, and a right of first refusal to acquire its pro-rata portion, based on the fully-diluted shares outstanding, of any securities that the Company issues in a private transaction, subject to certain exceptions which include up to 8.4 million shares issued under options granted under the Company’s Stock Incentive Plan. Because the Company has issued options and other stock-based benefits in excess of such amount, the Company has periodically been required to grant to CRP its pro-rata portion of the options in excess of this amount. In accordance with this provision, the Company has issued 365,000 common stock options to CRP, with exercise prices ranging from $1.50 to $2.13 per share.
Capital Leases
     The Company had a capital lease for communication equipment that expired in 2006 and carried an interest rate of 8.12%. The underlying leased asset collateralized the lease.
Consulting Agreements
     As part of the acquisition of MAI (see note 7), we have consulting agreements with two former officers of MAI to pay the total sum of $1.0 million over three years. These former officers are required to perform certain functions for us upon our request. Pursuant to these agreements, $0.5 million will be paid the first year, $0.3 million the second year and $0.2 million the third year. These consulting agreements have also been identified as intangible assets in our preliminary valuation of the acquisition purchase price and have been discounted at an assumed interest rate of 8%.

Scheduled Maturities of Long-Term Debt and Other Long-Term Obligations
     At September 30, 2006, scheduled maturities of long-term debt and other long-term obligations were as follows (in thousands):

2007	$2,618
2008	3,510
2009	3,407
2010	3,231
2011	3,231
Thereafter	5,923

21,920
Less: amounts classified as current	(2,618)

$19,302

Note 10. Income Taxes
     The Company’s income tax provision and related income tax disclosures reflect the tax attributes of the Company that were transferred at the separation from the Former Parent in August 2002 or created subsequent to the separation. The first three tables below relate to continuing operations and exclude any tax provision for discontinued operations.
     The Company’s income (loss) from continuing operations before provision for income taxes consisted of the following (in thousands):

	2006	2005	2004
United States	$(17,448)	$(7,180)	$(9,873)
International	947	2,030	1,296

	$(16,501)	$(5,150)	$(8,577)

     The provision for (benefit from) income taxes from continuing operations consisted of the following (in thousands):

	2006	2005	2004
State and U.S.	$189	$186	$50
International	183	396	180
U.S. federal and state income tax benefit recognized due to tax provision in discontinued operations	(262)	(2,733)	(984)

	$110	$(2,151)	$(754)

     There has been no provision for U.S. taxes on the undistributed earnings of non-U.S. subsidiaries because the Company intends to reinvest these earnings indefinitely in operations outside of the U.S. It is not practicable to determine the liability that may be created at such time as these earnings are repatriated.
     A reconciliation of income tax benefit from continuing operations computed at the federal statutory rate to the provision for (benefit from) income taxes consisted of the following (in thousands):

	2006	2005	2004
Tax benefit at U.S. statutory rate of 34%	$(5,610)	$(1,751)	$(2,916)
State income taxes, net of federal benefit	(300)	33	33
International tax rate difference	(183)	(284)	—
Change in value of mandatorily redeemable common stock warrant and loss on exchange	—	—	1,678
Change in valuation allowance	2,646	2,723	1,034
Permanent differences and other	(322)	(139)	401
In-process research and development	3,879	—	—
Noncash income tax benefit recognized due to tax provision in discontinued operations	—	(2,733)	(984)

	$110	$(2,151)	$(754)

     At September 30, 2006, the Company had available U.S. federal net operating loss (“NOL”) carryforwards of $45.9 million and federal tax credit carryforwards of $1.6 million. These NOL and tax credit carryforwards will expire from 2007 to 2024. The expiration of the Company’s U.S. NOL and tax credit carryforwards is as follows (in thousands):

	NOL	Tax Credit
	Carryforwards	Carryforwards
2007	$—	$191
2008	—	218
2009	—	300
2010	—	95
2011	—	122
2012	—	405
Thereafter	45,916	299

	$45,916	$1,630

     In addition to the amounts presented above, the Company had state tax credits and other carryforwards of $1.2 million which expire from 2007 to 2024.
     In conjunction with an acquisition by the Former Parent in April 2001, approximately $22.0 million of the Company’s NOL carryforwards and all of the tax credit carryforwards became subject to Section 382 and 383 limitations which limit the annual utilization of both carryforwards to approximately $2.0 million per year. These annual limitations accumulate if unused and provided there are not additional Section 382 and 383 limitations. These limitations may be increased to the extent the Company realizes any built-in gains which may have existed at the time of the acquisition. At September 30, 2006, approximately $14.2 million of the $22.0 million of acquired NOL carryforwards remain. Changes in ownership since April 2001 could cause additional limitations
     In addition to the U.S. tax attributes discussed above, at September 30, 2006, the Company had NOL carryforwards outside the U.S. totaling $14.6 million which result in a deferred tax asset of $4.1 million. A significant portion of these international NOL carryforwards do not expire.
     The Company records deferred taxes for the difference between the financial reporting and income tax bases of certain assets and liabilities, computed in accordance with tax laws currently in effect. The components of the Company’s worldwide deferred taxes at September 30 were as follows (in thousands):

	2006	2005
NOL and tax credit carryforwards	$25,385	$20,563
Accruals and allowances not currently deductible for tax purposes	1,364	1,502
Depreciation and amortization	(2,870)	(1,802)
Less: Valuation allowance	(24,048)	(20,336)

Net deferred tax liability	$(169)	$(73)

     The Company has provided a full valuation allowance for the net deferred tax assets resulting from NOL carryforwards and other differences between the reported book and tax bases of certain assets and liabilities due to the uncertainty in realization of the net deferred tax assets. The original valuation allowance relating to deferred tax assets acquired by the Former Parent has not been reduced below the original amount of $12.0 million. At September 30, 2006, the deferred tax assets are net of a deferred tax liability of $0.2 million related to timing differences on tax deductible goodwill. In the future, any recognition by the Company of these acquired tax benefits, including the reversal of the related valuation allowance, will impact goodwill instead of the provision for income taxes. Consequently, income tax expense will be recorded as these deferred tax assets are realized.
Note 11. Commitments and Contingencies
Operating Leases
     The Company has operating leases for its corporate headquarters, additional office space and certain office equipment. The aggregate future minimum rental payments under these leases, net of amounts expected to be received related to the sublease of certain office space, are estimated as follows (in thousands):

2007	$4,172
2008	3,240
2009	1,813
2010	894
2011	793
Thereafter	357

$11,269

     Rent expense, net of sublease income, including amounts paid under short-term arrangements, was approximately $3.8 million, $3.5 million and $3.6 million for 2006, 2005 and 2004, respectively.
     We have a security deposit of $0.1 million, related to a three year operating lease, which is included in prepaid expenses and other current assets on the consolidated balance sheets.
Litigation
     The Company is subject to litigation in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s consolidated results of operations or financial position.
Employment Agreements
     The Company has entered into various employment agreements with certain executive officers which provide for severance payments subject to certain conditions and events.
Benefit Plans
     The Company’s defined contribution 401(k) plans cover substantially all domestic employees over 21 years of age that have met a nominal continuous service requirement. Also, certain U.K. employees are covered under separate defined contribution plans. The Company may make discretionary matching contributions to the plans based upon employee contributions. There were no matching contributions made in 2006. The Company made matching contributions to the plans of $0.3 million and $0.4 million during 2005 and 2004, respectively.
     With the acquisition of MAI (see Note 7), the Company has a defined benefit plan for certain employees of the acquired MAI business. The plan, as acquired, provides benefits based upon an employee’s compensation and years of service. MAI had previously ceased benefit accruals to current participants and was making an annual contribution to fund pension costs as actuarially determined by an independent pension consulting firm. Plan assets are primarily guaranteed investment and annuity contracts. At September 30, 2006, an estimated pension liability of $0.6 million was included in other long-term liabilities on the consolidated balance sheet. We will evaluate the plan on an annual basis to determine the Company’s ongoing pension obligations.
Other Contingencies and Guarantees
     The Company is also subject to other risks and contingencies inherent within its operations in 16 countries.
     As permitted under Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits the Company’s exposure and enables it to recover a portion of any future amounts paid. As a result of this insurance coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guaranty of Others, as they were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these agreements at September 30, 2006 and 2005.
     The Company may enter into standard indemnification agreements in the ordinary course of business. Pursuant to such agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party (generally the Company’s business partners or customers) in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements at September 30, 2006 and 2005.
     The Company warrants that its software products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery of the license products to the customer. Additionally, the Company warrants that its maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history; however, the Company has never incurred significant expense under its product or service warranties. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements at September 30, 2006 and 2005.
Note 12. Segment Reporting
     The Company discloses segment information in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which established standards for disclosure of financial information related to operating segments of a company as well as disclosure requirements for customer and geographic information. SFAS No. 131 defines an operating segment as a component of a company for which operating results are reviewed regularly by the chief operating decision-maker to determine resource allocation and assess performance. The Company has two reportable segments under the guidelines of SFAS No. 131: Manufacturing and Hospitality. Manufacturing and Hospitality derive their revenues from licensing proprietary software systems, providing customer support, training, consulting and installation services related to software, and through the resale of complementary third-party software licenses and hardware.

     The accounting policies of the segments are the same as those described in our Summary of Significant Accounting Policies (see Note 2). Total assets are not allocated to Manufacturing and Hospitality for internal reporting purposes. Financial information by segment is as follows (in thousands):

	Manufacturing	Hospitality	Consolidated
Year Ended September 30, 2006
Revenues	$51,076	$18,213	$69,289
Depreciation and amortization	3,830	1,053	4,883
Operating income (loss)	1,849	(18,246)	(16,397)
Capital expenditures	896	509	1,405

	Manufacturing	Hospitality	Consolidated
Year Ended September 30, 2005
Revenues	$50,597	$20,184	$70,781
Depreciation and amortization	4,319	1,294	5,613
Operating income (loss)	3,553	(2,243)	1,310
Capital expenditures	735	214	949

	Manufacturing	Hospitality	Consolidated
Year Ended September 30, 2004
Revenues	$49,137	$20,038	$69,175
Depreciation and amortization	4,708	2,117	6,825
Operating income (loss)	2,361	(2,037)	324
Capital expenditures	748	163	911
     We previously reported depreciation and amortization, operating income (loss) and capital expenditures separately for our Corporate function. Our Corporate function represents an expense center for costs associated with the overall management of the Company, including strategy, financing, accounting, legal, human resources, information technology, directors and officers insurance, marketing, public company compliance and other overhead costs. These expenses are not directly attributable to our Manufacturing and Hospitality reporting segments. In 2006, these costs are now allocated to the Manufacturing and Hospitality segments based on average headcount. The amounts presented above for 2005 and 2004 have been reclassified to be consistent with the 2006 presentation. The previously disclosed Corporate amounts were as follows (in thousands):

	2005	2004
Depreciation and amortization	$225	$156
Operating income (loss)	(15,338)	(12,176)
Capital expenditures	671	41
     The U.S. and U.K. were the only countries from which the Company generated revenues exceeding 10% of consolidated revenues for 2006, 2005 and 2004. Revenues by geographic location were as follows (in thousands):

	2006	2005	2004
United States	$37,337	$37,402	$37,834
United Kingdom	17,601	20,713	17,418
Other international operations	14,351	12,666	13,923

	$69,289	$70,781	$69,175

     The Company’s long-lived assets by geographic location at September 30 were as follows (in thousands):

	2006	2005
United States	$1,459	$1,127
International operations	1,328	859

	$2,787	$1,986

Note 13. Stockholders’ Equity
     A summary of our capitalization at September 30 was as follows (in thousands):

	2006		2005
		Equivalent		Equivalent
		Common		Common
	Securities	Shares, if	Securities	Shares, if
	Outstanding	converted	Outstanding	converted
Common stock	41,025	41,025	40,030	40,030

Preferred stock:
Series A	—	—	—	—
Series B	4,332	4,332	4,332	4,332
Series C	—	—	18	8,955
Series C-1	18	8,955	—	—
Series D	6	3,593	—	—

Subtotal		57,905		53,317

Options (see Note 3)	9,653	9,653	10,488	10,488
Warrants	6,621	6,621	5,794	5,794
Restricted stock units (see Note 3)	301	301	—	—
Stock appreciation rights (see Note 3)	1,414	1,414	—	—

Total equivalent common shares, if converted		75,894		69,599

Series A Preferred Stock
     In November 2002, the Company’s Board of Directors designated 300,000 shares of Series A Preferred Stock (“Series A Stock”) to accommodate the Rights Plan, which is described below. As the rights under the Rights Plan are not exercisable, no shares of Series A Stock have been issued or are outstanding. The terms of the Series A Stock are as follows:
     Dividends. The Series A Stock is entitled to a minimum preferential quarterly dividend payment of $0.25 per share but will be entitled to an aggregate dividend of 100 times the dividend declared on common stock.
     Liquidation. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the Series A Stock has a preference in liquidation equal to the greater of (i) a preferential liquidation payment of $100 per share plus all accrued and unpaid dividends, or (ii) an aggregate payment of 100 times the payment made per common share. In the event of any merger, consolidation or other transaction in which common stock is exchanged, the Series A Stockholders are entitled to receive 100 times the amount received per share of common stock.
     Voting. Holders of Series A Stock shall have 100 votes per share, voting together with the holders of the Company’s common stock, on all matters presented to stockholders.
Series B Convertible Preferred Stock
     In July 2004, the Company’s Board of Directors designated 4,331,540 shares of Series B Convertible Preferred Stock (“Series B Stock”), all of which were issued in August 2004, in a transaction with CRP that involved the exchange of this preferred stock and a warrant to purchase 4,017,000 shares of common stock for the put warrant issued to CRP in November 2002 (see Note 9). The terms of the Series B Stock are as follows:
     Dividends. The Series B Stock earns dividends equal to its pro rata share of any dividends declared and payable on the Company’s common stock on an as-converted basis.
     Liquidation. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the Series B Stock has a liquidation preference of $1.06 per share plus any declared but unpaid dividends, or, if greater, the amount that would have been payable had each share been converted to common stock.

     Conversion. The Series B Stock is convertible, at the option of the holder, into a specified number of shares of common stock, based on a conversion ratio which is initially 1-for-1. Certain terms exist to protect these conversion rights in the event of further issuances of common stock or a merger or reorganization of the Company.
     Mandatory Conversion. All outstanding shares of Series B Stock will automatically convert into shares of common stock if at any time the Company completes a firm commitment underwritten public offering of shares of common stock in which (i) the net proceeds are at least $25 million, (ii) the market value of the common stock is not less than $100 million and (iii) the price paid by the public for the shares is not less than $2.00, as adjusted. Alternatively, the Series B Stock will convert into common stock if at any time (i) the common stock is registered under Section 12(b) or 12(g) of the Securities Exchange Act of 1934 and such securities are listed on a national exchange or quoted on the NASDAQ, (ii) the market value of the common stock is not less than $100 million and (iii) the average trading volume during the previous six weeks exceeds 4% of the number of shares of common stock then outstanding.
     Voting. Holders of the Series B Stock have the right to vote with the holders of the Company’s common stock on all matters on an as-converted basis. Holders of the Series B Stock also have special voting rights to approve, by a majority, (i) a liquidation, merger or consolidation of the Company, (ii) the sale of all, or substantially all, of the Company’s assets, (iii) any amendment to the Company’s articles of incorporation or bylaws that adversely affects the rights of the holders of Series B Stock, and (iv) the creation of any senior class of stock.
Series C and Series C-1 Convertible Preferred Stock
     In accordance with authorization from the Company’s Board of Directors for a series of 18,000 shares of Series C Convertible Preferred Stock (“Series C Stock”), the Company sold 18,000 shares of Series C Stock, together with warrants to purchase 1.2 million shares of common stock to CRP and a new equity investor on August 17, 2005 for aggregate consideration of $18.0 million. The relative fair value, using the Black-Scholes option pricing model, of the warrants issued was approximately $1.4 million. The Series C Stock was subsequently exchanged on a share for share basis for Series C-1 Convertible Preferred Stock (“Series C-1 Stock”) on August 14, 2006 in connection with the issuance and sale of the Series D Preferred Stock described below. The Series C-1 Stock is identical to the Series C Stock except that it carries a dividend of 8% per annum, rather than the 6% that the Series C Stock carried. We had previously recorded the Series C Stock on our balance sheet at $15.0 million, which was net of issuance costs and an amount allocated to common stock warrants. A deemed fair value of $18.0 million was assigned to the newly issued Series C-1 Stock and the $2.9 million difference between the previous carrying value of the Series C Stock and the new fair value of the Series C-1 Stock was recorded as a deemed dividend.
     The terms of the Series C-1 and Series C Stock for which they were exchanged are as follows:
     Dividends. Mandatory dividends, whether or not earned, of 6% of face value per annum for the Series C and 8% for the Series C-1 (paid in two semi-annual installments).
     Liquidation. A liquidation preference over the common stock, but on a par with the Series B Stock, of $1,000 per share plus any declared but unpaid dividends.
     Conversion. Convertible, at the option of the holder, into shares of common stock, based on the ratio of its face value ($1,000) to the conversion price, which is initially $2.01 per share. The conversion price is subject to adjustment on a weighted average basis for new issuances by the Company below the conversion price or below 80% of market price.
     Redemption/Automatic Conversion. Redeemable by the Company at face value plus accrued dividends, or may be automatically converted into common stock, commencing August 17, 2007, subject to satisfaction of a number of conditions, including a condition that the market price of the common is at least twice the conversion price for at least 30 consecutive trading days prior to redemption or conversion, the trading volume during that measurement period is at least 95% of the volume during the preceding 90 days, and that the preferred stock that is redeemed is convertible into common stock representing no more than 75% of the trading volume during the measurement period. Further, in the event of a change of control approved by the Board of Directors, a holder may elect to cause the Company to redeem that holder’s shares at face value plus accrued dividends.
     Voting. Voting on the basis of one vote for each share of common stock into which it may be converted on most matters submitted to stockholders. So long as the initial investors hold at least 20% of the Series C-1 Stock or the common stock into which it is converted, the holders of Series C-1 Stock have the right, by majority vote, to elect one member of the Company’s Board of Directors. The Company is also prohibited without the vote of holders of 75% of the outstanding Series C-1 Stock from amending the certificate of designations that created the Series C-1 Stock or its certificate of incorporation in a manner adverse to the designations that created the Series C-1 Stock or its certificate of incorporation in a manner adverse to the Series C-1 Stock, from issuing any senior capital stock, or debt security convertible into senior capital stock, directly or through any recapitalization, and from paying or declaring any dividends or distributions, other than as required under outstanding preferred stock.
Series D Convertible Preferred Stock
     In accordance with authorization from its Board of Directors for a series of 6,673 shares of Series D Convertible Preferred Stock (“Series D Stock”), the Company sold 5,000 shares of Series D Stock, together with warrants to purchase 333,333 shares of common stock on August 14, 2005 for $5.0 million, and sold an addition 1,000 shares of Series D Stock, together with warrants to purchase 66,667 shares of common stock, on September 8, 2006 for $1.0 million. The relative fair value, using the Black-Scholes option pricing model, of the warrants issued was $0.5 million. We recorded a non-cash charge of $0.8 million related to a beneficial conversion feature on the Series D Stock. We sold the $6.0 million face value of Series D Stock with a conversion price of $1.67 per share, equal to the market price of our common stock when we closed the transaction. The conversion feature entitles the holders of the Series D Stock to acquire approximately 3.6 million shares of our common stock. Because we sold the Series D Stock with warrants to purchase our common stock, and also incurred issuance costs, the value assigned to these items was deducted from the face amount of the Series D Stock. Therefore, the Series D Stock is treated as if it were sold for less than market value and this “less than market” conversion value is considered a beneficial conversion feature that was recognized as a charge on the issuance dates in August and September 2006.
     The terms of the Series D Stock for are as follows:
     Dividends. Mandatory dividends, whether or not earned, of 8% per annum (paid in two semi-annual installments).
     Liquidation. A liquidation preference over the common stock, but on a par with the Series B and Series C-1 Stock, of $1,000 per share plus any declared but unpaid dividends.
     Conversion. Convertible, at the option of the holder, into shares of common stock, based on the ratio of its face value ($1,000) to the conversion price, which is initially $1.67 per share. The conversion price is subject to adjustment on a weighted average basis for new issuances by the Company below the conversion price or below 80% of market price.
     Redemption/Automatic Conversion. Redeemable by the Company at face value plus accrued dividends, or may be automatically converted into common stock, commencing August 14, 2008, subject to satisfaction of a number of conditions, including a condition that the market price of the common is at least twice the conversion price for at least 30 consecutive trading days prior to redemption or conversion, the trading volume during that measurement period is at least 95% of the volume during the preceding 90 days, and that the preferred stock that is redeemed is convertible into common stock representing no more than 75% of the trading volume during the measurement period. Further, in the event of a change of control approved by the Board of Directors, a holder may elect to cause the Company to redeem that holder’s shares at face value plus accrued dividends.
     Voting. Voting on the basis of one vote for each share of common stock into which it may be converted on most matters submitted to stockholders. So long as the initial investors hold at least 20% of the Series D Stock or the common stock into which it is converted and if there is not a director representing the Series C-1 Stock, the holders of Series D Stock have the right, by majority vote, to elect one member of the Company’s Board of Directors. The Company is also prohibited without the vote of holders of 75% of the outstanding Series D Stock from amending the certificate of designations that created the Series D Stock or its certificate of incorporation in a manner adverse to the designations that created the Series D Stock or its certificate of incorporation in a manner adverse to the Series D Stock, from issuing any senior capital stock, or debt security convertible into senior capital stock, directly or through any recapitalization, and from paying or declaring any dividends or distributions, other than as required under outstanding preferred stock.
Warrants
     The company has outstanding warrants to purchase 6,503,000 and 5,793,784 shares of common stock at September 30, 2006 and 2005, respectively. These warrants expire between 2009 and 2015 and have a weighted average exercise price of $1.61 and $1.40 per share at September 30, 2006 and 2005, respectively. As described above and in Note 9, the majority of these outstanding warrants were issued in conjunction with the issuance of the Senior Subordinated Debt and Series C and Series D Stock agreements.
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

Note 14. Selected Quarterly Financial Data (Unaudited)

	December 31	March 31	June 30	September 30
	(in thousands, except per share data)
2006:
Total revenue	$16,742	$17,376	$16,127	$19,044
Gross profit	9,129	9,502	8,715	10,831
Income (loss) from continuing operations	(653)	(1,332)	(1,739)	(12,887)
Income (loss) from discontinued operations	426	(38)	5	—
Net income (loss)	(227)	(1,370)	(1,734)	(12,887)
Preferred stock dividends	273	273	273	382
Net income (loss) available to common shareholders	(500)	(1,643)	(2,007)	(16,960)
Earnings (loss) per common share:
Continuing operations -
Basic and diluted	(0.02)	(0.04)	(0.05)	(0.42)
Discontinued operations -
Basic and diluted	0.01	—	—	—
Net income (loss) -
Basic and diluted	(0.01)	(0.04)	(0.05)	(0.42)

2005:
Total revenue	$17,277	$17,386	$18,995	$17,123
Gross profit	9,593	9,824	10,123	9,704
Income (loss) from continuing operations	(666)	(895)	(49)	(1,389)
Income (loss) from discontinued operations	—	—	12,083	(1,740)
Net income (loss)	(666)	(895)	12,034	(3,129)
Preferred stock dividends	—	—	—	132
Net income (loss) available to common shareholders	(666)	(895)	12,034	(3,261)
Earnings (loss) per common share:
Continuing operations -
Basic and diluted	(0.02)	(0.02)	—	(0.04)
Discontinued operations -
Basic and diluted	—	—	0.30	(0.04)
Net income (loss) -
Basic and diluted	(0.02)	(0.02)	0.30	(0.08)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this Annual Report on Form 10-K, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2006. Notwithstanding the material weaknesses discussed below, the Company’s management has concluded that the financial statements included in this Form 10-K fairly present in all material respects the Company’s financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.
     A material weakness is a control deficiency, or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
Material Weaknesses in Internal Control Over Financial Reporting
     Although we have not yet been required to assess and report on the effectiveness of our internal control over financial reporting, we have concluded that the material weaknesses disclosed as of September 30, 2005 regarding internal controls over accounting for income taxes required under SFAS No. 109 and over the period-end and financial reporting process continue to exist as of September 30, 2006. Specifically:
•	We did not maintain effective controls to ensure that the tax accounting was accurately presented for unique transactions and situations or that the related tax accounting was appropriately reviewed to ensure compliance with generally accepted accounting principles. This control deficiency resulted in the restatement of our interim and annual consolidated financial statements for the year ended September 30, 2004, and our interim consolidated financial statements for the quarters ended December 31, 2004 and March 31, 2005. This control deficiency could result in a material misstatement to the tax provision and related tax accounts and disclosures in our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, our management determined that this control deficiency represents a material weakness in internal control over financial reporting as of September 30, 2006.

•	We did not maintain effective controls over the period-end financial reporting process to ensure that our June 30, 2005 Quarterly Report on Form 10-Q was originally filed accurately. In our rushed attempt to correct the income tax accounting for 2004 by the filing deadline in the context of the aforementioned control deficiency, we filed our June 30, 2005 Quarterly Report on Form 10-Q prior to completion of our usual review controls and procedures. The report as originally filed contained errors in the cash flow statement, the restatement footnote and management’s discussion and analysis sections regarding the restatement. This control deficiency resulted in the need to amend our June 30, 2005 Quarterly Report on Form 10-Q. This control deficiency could result in a material misstatement to the aforementioned disclosures in our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, our management determined that this control deficiency represents a material weakness in internal control over financial reporting as of September 30, 2006.

Plans for Remediation
     To further improve our internal control over accounting for income taxes, we plan to implement a more in-depth and comprehensive process to account for income taxes and utilize external resources with greater taxation expertise in order to ensure the proper accounting and disclosure related to income taxes. By implementing these internal control improvements, we expect to remediate the material weaknesses in internal control over financial reporting related to accounting for income taxes described above.
     To further improve our internal control over financial reporting, we plan to increase our internal knowledge base with expanded training and education, conduct additional research, review unique and specialized transactions on a contemporaneous basis, continue to hire additional qualified finance individuals and add an additional level of management to the review process. We also plan to establish a formal technical accounting review process, which gives specific consideration to the accounting and income tax implications of significant discrete period non-routine transactions, such as, but not limited to, acquisitions or dispositions of businesses or assets. By implementing these internal control improvements, we expect to remediate the material weaknesses in internal control over financial reporting described above.
     Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. We will continue to improve the design and effectiveness of our disclosure controls and procedures and internal control over financial reporting to the extent necessary in the future to provide our management with timely access to such material information and to correct any deficiencies that we may discover in the future.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting identified in connection with the evaluation that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     Not applicable
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information required by Item 10 of this Annual Report on Form 10-K with respect to identification of our executive officers and directors and identification of an audit committee financial expert is set forth under the captions “Election Of Directors” and “Information About Our Board Of Directors And Its Committees, And Other Corporate Governance Matters” in our 2007 Proxy Statement and is incorporated herein by reference.
     The information required by Item 405 of Regulation S-K is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2007 Proxy Statement and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by Item 11 of this Annual Report on Form 10-K is set forth under the captions “Information About Our Board Of Directors And Its Committees, And Other Corporate Governance Matters” and “Executive Compensation” in our 2007 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by Item 12 of this Annual Report on Form 10-K is set forth under the captions “Security Ownership Of Certain Beneficial Owners And Management” and Executive Compensation—Equity Compensation Plan Information” in our 2007 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information required by Item 13 of this Annual Report on Form 10-K is set forth under the caption “Certain Transactions” in our 2007 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information required by Item 14 of this Annual Report on Form 10-K is set forth under the caption “Relationship With Independent Accountants” in our 2007 Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this report:
1. Financial Statements
     The following Report of Independent Registered Public Accounting Firm and consolidated financial statements of the Company are contained in Item 8 of this Annual Report on Form 10-K:
•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets at September 30, 2006 and 2005

•	Consolidated Statements of Operations for the Years Ended September 30, 2006, 2005 and 2004

•	Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Loss for the Years Ended September 30, 2006, 2005 and 2004

•	Consolidated Statements of Cash Flows for the Years Ended September 30, 2006, 2005 and 2004

•	Notes to Consolidated Financial Statements
2. Financial Statement Schedules
     All financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or the notes thereto.
(b) Exhibits
2.1	First Amended Plan of Reorganization of AremisSoft Corporation Jointly Proposed by the Debtor and SoftBrands, Inc. (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))

2.2	Liquidating Trust Agreement dated as of July 1, 2002 (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))

2.3	Share Purchase Agreement among Smart Consulting AG, Karim Meili-Toledano, Peter Züger and SoftBrands, Inc. dated as of April 15, 2003 (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))

2.4	Merger Agreement dated as of July 28, 2006 among SoftBrands, Inc, SBN Acquisition Corp., MAI Systems Corporation, and William Brian Kretzmer as Stockholders’ Representative (incorporated by reference to our Current Report on Form 8-K as filed August 18, 2006 (File No. 0-51118))

2.5	Escrow Agreement dated as of August 14, 2006 among SoftBrands, Inc., MAI Systems Corporation, William Brian Kretzmer as Stockholders’ Representative, and Wells Fargo Bank, National Association (incorporated by reference to our Current Report on Form 8-K as filed August 18, 2006 (File No. 0-51118))

3.1	Second Restated Certificate of Incorporation, as amended (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))

3.2	Certificate of Designation of Series A Preferred Stock (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))

3.3	Certificate of Designation of Preferences, Privileges, Powers and Rights of Series B Convertible Preferred Stock (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))

3.4	Bylaws (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))

3.5	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock (incorporated by reference to our Current Report on Form 8-K as filed August 23, 2005 (File No. 0-51118))

3.6	Certificate of Designations, Preferences and Rights of Series C-1 Convertible Preferred Stock (incorporated by reference to our Current Report on Form 8-K as filed August 18, 2006 (File No. 0-51118))

3.7	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock (incorporated by reference to our Current Report on Form 8-K as filed August 18, 2006 (File No. 0-51118))

4.1	Rights Agreement dated as of November 26, 2002 between SoftBrands, Inc. and Wells Fargo Bank Minnesota, National Association (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))

4.2	First Amendment, dated as of August 17, 2005, to the Rights Agreement, dated as of November 26, 2002, between SoftBrands, Inc. and Wells Fargo Bank, National Association (incorporated by reference to our Current Report on Form 8-K as filed August 23, 2005 (File No. 0-51118))

4.3	Second Amendment, dated as of August 14, 2006, to the Rights Agreement, dated as of November 26, 2002, between the SoftBrands, Inc. and Wells Fargo Bank, National Association (incorporated by reference to our Current Report on Form 8-K as filed August 18, 2006 (File No. 0-51118))

4.4	Credit Agreement dated as of August 14, 2006, among SoftBrands, Inc., SoftBrands Manufacturing, Inc., SoftBrands Licensing, Inc., SoftBrands International, Inc., MAI Systems Corporation, Hotel Information Systems, Inc., CLS Software International, Inc., the Lenders signatory thereto, and Wells Fargo Foothill, Inc., as Arranger and Administrative Agent (incorporated by reference to our Current Report on Form 8-K as filed August 18, 2006 (File No. 0-51118))

4.5	2001 Stock Incentive Plan (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))

*4.6	Form of Incentive Stock Option Agreement (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))

*4.7	Form of Director Non-Qualified Stock Option (incorporated by reference to our Form 10-Q for the quarter ended December 31, 2004 as filed March 15, 2005 (File No. 0-51118))

*4.8	Form of Stock Award Agreement (incorporated by reference to our Form 10-Q for the quarter ended December 31, 2005 (File No. 0-51118)

*4.9	Form of cliff-vested Stock Award granted Gregg Waldon, Ralf Suerken and Steve VanTassel on October 1, 2006 (incorporated by reference to our Current Report on Form 8-K filed October 5, 2006 (File No. 0-51118)

*4.10	Form of Stock Appreciation Right Agreement (incorporated by reference to our quarterly report on Form 10-Q for the Quarter ended December 31, 2005 (File No. 0-51118)

4.11	Senior Subordinated Secured Note and Warrant Purchase Agreement between SoftBrands, Inc. and certain of its subsidiaries and Capital Resource Partners IV, L.P. dated as of November 26, 2002 (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))

4.12	Amendment No. 1 to Senior Subordinated Note and Warrant Purchase Agreement effective as of September 30, 2003 (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))

4.13	Amendment No. 2 to Senior Subordinated Note and Warrant Purchase Agreement effective as of August 18, 2004 (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))

4.14	Amendment No. 3 to Senior Subordinated Note and Warrant Purchase Agreement effective as of September 30, 2004 (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))

4.15	Written Consent and Waiver dated August 17, 2005 between SoftBrands, Inc. and Capital Resource Partners IV, L.P. (incorporated by reference to our Current Report on Form 8-K as filed August 23, 2005 (File No. 0-51118))

4.16	Common Stock Purchase Warrant between SoftBrands, Inc. and Capital Resource Partners IV, L.P. dated August 18, 2004 (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))

4.17	Amended and Restated Investor Rights Agreement dated August 17, 2005 among SoftBrands, Inc., ABRY Mezzanine Partners, L.P. and Capital Resource Partners IV, L.P (incorporated by reference to our Current Report on Form 8-K as filed August 23, 2005 (File No. 0-51118))

4.18	First Amendment dated August 14, 2006 to Amended and Restated Investor Rights Agreement dated August 17, 2005 among SoftBrands, Inc., ABRY Mezzanine Partners, L.P. and Capital Resource Partners IV, L.P (incorporated by reference to our Current Report on Form 8-K as filed August 18, 2006 (File No. 0-51118))

4.19	Form of Stock Purchase Warrant dated August 17, 2005 (incorporated by reference to our Current Report on Form 8-K as filed August 23, 2005 (File No. 0-51118))

4.20	Form of Stock Purchase Warrant dated August 14, 2006 (incorporated by reference to our Current Report on Form 8-K as filed August 18, 2006 (File No. 0-51118))

4.21	Series C Convertible Preferred Stock and Warrant Purchase Agreement dated as of August 17, 2005 among SoftBrands, Inc., ABRY Mezzanine Partners, L.P. and Capital Resource Partners IV, L.P. (incorporated by reference to our Current Report on Form 8-K as filed August 23, 2005 (File No. 0-51118))

4.22	First Amendment, Waiver And Consent To Series C Convertible Preferred Stock And Warrant Purchase Agreement dated August 14, 2006, among SoftBrands, Inc., ABRY Mezzanine Partners, L.P. and Capital Resource Partners IV, L.P. (incorporated by reference to our Current Report on Form 8-K as filed August 18, 2006 (File No. 0-51118))

4.23	Exchange Agreement dated as of August 14, 2006 among SoftBrands, Inc., ABRY Mezzanine Partners, L.P. and Capital Resource Partners IV, L.P. (incorporated by reference to our Current Report on Form 8-K as filed August 18, 2006 (File No. 0-51118))

4.24	Series D Convertible Preferred Stock and Warrant Purchase Agreement dated as of August 14, 2006 among SoftBrands, Inc., ABRY Mezzanine Partners, L.P. and Capital Resource Partners IV, L.P. (incorporated by reference to our Current Report on Form 8-K as filed August 18, 2006 (File No. 0-51118))

4.25	Investor Agreement dated as of May 15, 2002 between SoftBrands, Inc. and Info-Quest SA (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))

4.26	Amendment No. 1 to Investor Agreement dated as of May 15, 2002 between SoftBrands, Inc. and Info-Quest SA (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))

4.27	Amendment No. 2 to Investor Agreement dated as of May 15, 2002 between SoftBrands, Inc. and Info-Quest SA (incorporated by reference to our Current Report on Form 8-K filed April 8, 2005))

*10.1	Employment Agreement dated January 1, 2002 between George Ellis and SoftBrands, Inc. (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))

*10.2	Amendment No. 1 dated November 26, 2002 to Employment Agreement dated January 1, 2002 between George Ellis and SoftBrands, Inc. (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))

*10.3	Transition Agreement dated as of October 1, 2005 between George Ellis and SoftBrands, Inc. (incorporated by reference to our Annual Report on Form 10-K for the year ended September 30, 2005 (File No. 0-51118))

*10.4	Amended and Restated Employment Agreement Effective as of January 1, 2004 between Randal Tofteland and SoftBrands, Inc. (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))

*10.5	Employment Agreement dated January 1, 2002 between David G. Latzke and SoftBrands, Inc. (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))

*10.5	Amendment No. 1 to Employment Agreement with David G. Latzke (incorporated by reference to our Current Report on Form 8-K filed March 3, 2006 (File No. 0-51118))

*10.6	Fiscal 2006 bonus plans for Randal Tofteland, Ralf Suerken, Steven VanTassel (incorporated by reference to our Form 10-Q for the quarter ended December 31, 2005 (File No. 0-51118))

*10.7	Form of Indemnification Agreement with Officers (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))

10.8	Restated and Amended Lease — Meridian Crossings Dated May 1, 1998 (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))

10.9	Lease dated August 16, 1996 between Lloyds Bank S.F. Nominees Limited and Fourth Shift (UK) Limited (incorporated by reference to our Registration on Form 10/A1 filed March 15, 2005 (File No. 0-51118))

10.11	SAP Business One Software Marketing and Distribution Agreement between SAP America, Inc. and SoftBrands, Inc. dated November 15, 2004 (incorporated by reference to our Annual Report on Form 10-K for the year ended September 30, 2005 (File No. 0-51118))

*10.12	Form of Severance Pay Agreement dated November 10, 2005 used with Ralf Suerken and Steven VanTassel (incorporated by reference to our Annual Report on Form 10-K for the year ended September 30, 2005 (File No. 0-51118))

21.0	Subsidiaries (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Randal B. Tofteland.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Gregg A. Waldon.

32.0	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Executive compensation arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOFTBRANDS, INC.
Date: December 21, 2006	By:	/s/ GREGG A. WALDON
Gregg A. Waldon
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Randal B. Tofteland or Gregg A. Waldon, his/her attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to the Annual Report on Form 10-K for the fiscal year ended September 30, 2006 and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RANDAL B. TOFTELAND	Chief Executive Officer and Director	December 21, 2006
Randal B. Tofteland	(Principal Executive Officer)

/s/ GREGG A. WALDON	Senior Vice President and Chief Financial Officer	December 21, 2006
Gregg A. Waldon	(Principal Financial and Accounting Officer)

/s/ DANN V. ANGELOFF	Director	December 21, 2006
Dann V. Angeloff

/s/ GEORGE H. ELLIS	Director	December 21, 2006
George H. Ellis

/s/ JOHN HUNT	Director	December 21, 2006
John Hunt

/s/ W. DOUGLAS LEWIS	Director	December 21, 2006
Douglas Lewis

/s/ JEFFREY J. VORHOLT	Director	December 21, 2006
Jeffrey J. Vorholt

/s/ ELAINE WETMORE	Director	December 21, 2006
Elaine Wetmore