Form 10-Q
period 2006-12-31
SoftBrands, Inc.
filed 2007-02-14
CIK 1311926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
Commission file number 0-51118
SoftBrands, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-2021446 (I.R.S. Employer Identification No.)

Two Meridian Crossings, Suite 800 Minneapolis, Minnesota (Address of principal executive offices)	55423 (Zip Code)
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ☑ NO ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share (Title of class)	41,140,625 (Outstanding at January 31, 2007)

SoftBrands, Inc.
Quarterly Report on Form 10-Q

PART I. – FINANCIAL INFORMATION
Item 1. Financial Statements

SoftBrands, Inc.
Consolidated Balance Sheets

	December 31,	September 30,
	2006	2006
(In thousands, except share and per share data)	(Unaudited)	(See Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$12,837	$14,520
Accounts receivable, net	10,947	7,555
Prepaid expenses and other current assets	3,968	3,542

Total current assets	27,752	25,617
Furniture, fixtures and equipment, net	2,739	2,787
Restricted cash	76	73
Goodwill	34,466	35,021
Intangible assets, net	9,952	10,844
Other long-term assets	780	705

Total assets	$75,765	$75,047

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term obligations	$3,378	$2,618
Accounts payable	1,999	2,110
Accrued expenses	7,219	6,870
Accrued restructuring costs	271	936
Deferred revenue	22,607	22,560
Other current liabilities	1,870	1,288

Total current liabilities	37,344	36,382
Long-term obligations	18,424	19,302
Other long-term liabilities	1,047	835

Total liabilities	56,815	56,519

Commitments and contingencies
Stockholders’ equity:
Series A and undesignated preferred stock, $.01 par value; 10,647,973 shares authorized; no shares issued or outstanding	—	—
Series B convertible preferred stock, $.01 par value; 4,331,540 shares authorized, issued and outstanding; liquidation value of $4,591	5,068	5,068
Series C-1 convertible preferred stock, $.01 par value; 18,000 shares authorized, issued and outstanding; liquidation value of $18,000 plus unpaid dividends	18,000	18,000
Series D convertible preferred stock, $.01 par value; 6,673 shares authorized, 6,000 shares issued and outstanding; liquidation value of $6,000 plus unpaid dividends	5,051	5,051
Common stock, $.01 par value; 110,000,000 shares authorized; 41,080,008 and 41,024,960 shares issued and outstanding, respectively	411	410
Additional paid-in capital	173,779	173,791
Accumulated other comprehensive loss	(1,740)	(1,670)
Accumulated deficit	(181,619)	(182,122)

Total stockholders’ equity	18,950	18,528

Total liabilities and stockholders’ equity	$75,765	$75,047

The accompanying notes are an integral part of these consolidated financial statements.

SoftBrands, Inc.
Consolidated Statements of Operations

	Three Months Ended December 31,
	2006	2005
(In thousands, except per share data)	(Unaudited)	(Unaudited)
Revenues:
Software licenses	$5,462	$2,357
Maintenance and support	13,758	10,505
Professional services	4,938	3,355
Third-party software and hardware	837	525

Total revenues	24,995	16,742

Cost of revenues:
Software licenses	1,007	983
Maintenance and support	3,906	3,248
Professional services	4,339	3,040
Third-party software and hardware	578	342

Total cost of revenues	9,830	7,613

Gross profit	15,165	9,129

Operating expenses:
Selling and marketing	5,212	2,788
Research and product development	3,322	2,439
General and administrative	5,189	4,723

Total operating expenses	13,723	9,950

Operating income (loss)	1,442	(821)

Interest expense	(472)	(4)
Other income, net	49	85

Income (loss) from continuing operations before provision for (benefit from) income taxes	1,019	(740)

Provision for (benefit from) income taxes	516	(87)

Income (loss) from continuing operations	503	(653)

Discontinued operations:
Income from discontinued operations, net of tax	—	426

Net income (loss)	503	(227)

Preferred stock dividends	(491)	(273)

Net income (loss) available to common shareholders	$12	$(500)

Basic and diluted earnings (loss) per common share:
Continuing operations	$0.00	$(0.02)
Discontinued operations	0.00	0.01

Net income (loss) available to common shareholders	$0.00	$(0.01)

Weighted-average common shares outstanding:
Basic	45,382	40,042

Diluted	47,499	40,042

The accompanying notes are an integral part of these consolidated financial statements.

SoftBrands, Inc.
Consolidated Statements of Cash Flows

	Three Months Ended December 31,
	2006	2005
(In thousands)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$503	$(653)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	354	—
Depreciation and amortization	1,242	1,407
Stock-based compensation	363	348
Provision for doubtful accounts	(239)	3
Other, net	—	(52)
Change in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(3,153)	(570)
Prepaid expenses and other current assets	(157)	(273)
Accounts payable	(111)	(996)
Accrued expenses and restructuring costs	(316)	(20)
Deferred revenue	47	2,203
Other current liabilities	582	(913)
Other long-term assets and liabilities	(45)	(24)

Net cash provided by (used in) operating activities	(930)	460

Cash flows from investing activities:
Acquisitions, net of cash acquired	(4)	(1,907)
Purchases of furniture, fixtures and equipment	(302)	(215)
Change in restricted cash	(3)	—

Net cash used in investing activities	(309)	(2,122)

Cash flows from financing activities:
Repayment of long-term obligations	—	(105)
Net proceeds from issuance of common stock	116	76
Preferred stock dividends paid	(491)	(408)

Net cash used in financing activities	(375)	(437)

Effect of exchange rates on cash balances	(69)	(123)

Change in cash and cash equivalents	(1,683)	(2,222)
Cash and cash equivalents:
Beginning of period	14,520	16,034

End of period	$12,837	$13,812

The accompanying notes are an integral part of these consolidated financial statements.

SoftBrands, Inc.
Notes to Consolidated Financial Statements
Note 1. General
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. We have included all normal recurring adjustments considered necessary to give a fair statement of our consolidated financial position, results of operations and cash flows for the interim periods shown. Operating results for these interim periods are not necessarily indicative of the results to be expected for the full fiscal year. The September 30, 2006 condensed balance sheet data was derived from our audited financial statements at that date. For further information, refer to the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.
Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of SoftBrands, Inc. and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.
Use of Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates.
Fiscal Periods
Our fiscal year is from October 1 to September 30. Unless otherwise stated, references herein to our first quarter relate to the three month period ended December 31. References to the years 2007 and 2006 relate to our fiscal years ended September 30, 2007 and 2006, respectively.
New Accounting Pronouncements
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
     In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The use of both of these methods is referred to as the “dual approach” and should be combined with the evaluation of qualitative elements surrounding the errors in accordance with SAB No. 99, Materiality. SAB 108 must be implemented by the end of the Company’s 2007 fiscal year. The Company does not expect the adoption of SAB 108 to have a significant impact on its consolidated financial statements.
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
Note 2. Acquisition
MAI Systems Corporation
On August 14, 2006, we acquired all of the outstanding shares of MAI Systems Corporation (“MAI”), and its subsidiary Hotel Information Systems (“HIS”), a provider of total information technology solutions to the hospitality, resort and destination industry. For information on this acquisition, refer to Note 7 to Consolidated Financial Statements in our 2006 Annual Report on Form 10-K. Goodwill related to this acquisition was reduced by $0.6 million during first quarter 2007, including $0.3 million for utilization of MAI net operating loss carry forwards. The purchase price is considered preliminary pending final valuation of the opening balance sheet, finalization of the third-party valuation, and final transaction costs.
Unaudited Pro Forma Data
Our unaudited pro forma consolidated results of operations, as if the MAI acquisition had occurred at the beginning of the period presented, were as follows (in thousands, except per share data):

Three Months Ended
December 31, 2005
Revenues	$23,787
Loss from continuing operations available to common shareholders	(919)
Net loss available to common shareholders	(493)
Basic and diluted loss per share:
Continuing operations	(0.02)
Net loss available to common shareholders	(0.01)
The unaudited pro forma data gives effect to actual operating results prior to the acquisition and adjustments to reflect increased intangible asset amortization, interest expense, preferred stock dividends and the current accounting treatment of income taxes. No effect has been given to cost reductions or operating synergies in this presentation. The unaudited pro forma consolidated results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future.

Note 3. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill, by reportable segment, were as follows (in thousands):

	Manufacturing	Hospitality	Total
Balance at September 30, 2006	$22,354	$12,667	$35,021
Adjustments	—	(555)	(555)
Foreign currency exchange	—	—	—

Balance at December 31, 2006	$22,354	$12,112	$34,466

The adjustments to goodwill in first quarter 2007 were related to the MAI acquisition (see Note 2).
Intangible Assets
Intangible assets were as follows (in thousands):

	December 31, 2006			September 30, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired technology	$21,157	$(20,036)	$1,121	$21,157	$(19,820)	$1,337
Capitalized software development	3,707	(1,272)	2,435	3,707	(1,027)	2,680
Consulting and non compete agreements	2,952	(428)	2,524	2,952	(226)	2,726
Customer relationships	2,700	(203)	2,497	2,700	(68)	2,632
Other	1,946	(571)	1,375	1,946	(477)	1,469

	$32,462	$(22,510)	$9,952	$32,462	$(21,618)	$10,844

Total amortization of intangibles was $0.9 million and $1.1 million for the first quarter 2007 and 2006, respectively. Amortization of acquired technology and capitalized software development used for resale is recorded as cost of revenues related to software licenses.
The estimated future annual amortization expense for intangibles subject to amortization is as follows (in thousands):

Remainder of 2007	$2,639
2008	3,135
2009	2,438
2010	668
2011	572
Thereafter	500

$9,952

Note 4. Stock-Based Compensation
The SoftBrands, Inc. 2001 Stock Incentive Plan (the “2001 Plan”) reserves a total of 13,900,000 shares of our common stock for issuance under stock option, restricted stock awards, stock appreciation rights, dividend rights and other share-based awards. Upon issuance, the estimated fair value of these stock-based awards is recorded as compensation expense in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. For further information on our stock-based compensation arrangements, refer to Note 3 to Consolidated Financial Statements in our 2006 Annual Report on Form 10-K.
Stock-based compensation expense was recorded as follows (in thousands):

	Three Months Ended
	December 31,
	2006	2005
Cost of revenues	$51	$23
Operating expenses:
Selling, general and administrative	252	303
Research and product development	60	22

	$363	$348

The fair market value of each share-based award was estimated on the grant date using the Black-Scholes option pricing model and the following assumptions:

	Three Months Ended
	December 31,
	2006	2005
Risk-free interest rate	4.7%	4.4%
Volatility	46.0%	80.0%
Weighted average life (years)	5.0	5.0
Dividend yield	0.0%	0.0%
Our volatility assumption was changed beginning October 1, 2006, when it was reduced from 80% to 46%, reflecting the volatility experienced since our common stock has been listed on The American Stock Exchange. This change did not have a significant impact on the amount of stock-based compensation expense recorded in first quarter 2007.
The activity for stock options was as follows:

		Weighted	Weighted-Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of Options	Exercise	Contractual	Value
	(in 000’s)	Price	Life (Years)	(in 000’s)
Outstanding, September 30, 2006	9,653	$2.25	6.3	$611
Granted	—	—
Exercised	(49)	1.50		17
Cancelled	(70)	1.67

Outstanding, December 31, 2006	9,534	2.26	6.2	655

Exercisable, December 31, 2006	8,158	2.37	5.8	521

The activity for restricted stock units and stock appreciation rights was as follows (in thousands, except per unit data):

	Restricted Stock Units		Stock Appreciation Rights
		Weighted		Weighted
	Non-Vested	Average	Number	Average
	Shares	Grant Date	of SARs	Grant Date
	(in 000’s)	Fair Value	(in 000’s)	Fair Value
Outstanding, September 30, 2006	301	$2.06	1,414	$1.26
Granted	300	1.66	182	1.79
Vested	(65)	2.08	—	—
Cancelled	(18)	2.08	(50)	1.45

Outstanding, December 31, 2006	518	1.82	1,546	1.32

As of December 31, 2006, there was approximately $3.5 million, net of estimated forfeitures, of total unrecognized compensation expense related to stock-based arrangements granted under the 2001 Plan. This expense is expected to be recognized over a weighted-average period of approximately two years.
Note 5. Earnings (Loss) Per Share
Earnings (loss) per share is computed under the provisions of SFAS No. 128, Earning per Share. Basic earnings (loss) per share is computed using net income (loss) available to common shareholders and the weighted average number of common shares outstanding. Net income (loss) available to common shareholders includes the impact of dividends on the Company’s outstanding convertible preferred stock. Diluted earnings (loss) per share reflects the weighted average number of common shares outstanding plus any potentially dilutive shares outstanding during the period calculated using the “treasury stock” method.
In accordance with EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, and EITF 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per share, the Company’s outstanding convertible preferred stock is considered in both the basic and diluted earnings (loss) per share calculations, subject to the applicable antidilution provisions. In periods with a net loss, the Company’s outstanding convertible preferred stock is not considered in the calculation of basic or diluted earnings (loss) per share because that stock, based on its contractual terms, does not have an obligation to share in the losses of the Company.
The calculation of basic and diluted earnings (loss) per share was as follows (in thousands, except per share amounts):

	Three Months Ended December 31,
	2006			2005
	Income	Shares		Income	Shares
	(Numerator)	(Denominator)	Per Share	(Numerator)	(Denominator)	Per Share
Basic:
Net income (loss) available to common shareholders	$12	—		$(500)	—
Common shares outstanding	—	41,051		—	40,042
Series B preferred	—	4,332		—	—

	12	45,383	$—	(500)	40,042	$(0.01)

Effect of Dilutive Securities:
Options	—	417		—	—
Warrants	—	1,686		—	—
Restricted stock units	—	13		—	—

Diluted	$12	47,499	$—	$(500)	40,042	$(0.01)

The impact of the following potential common shares was excluded from the calculations above because to do so would have been antidilutive (in thousands):

	Three Months Ended
	December 31,
	2006	2005
Options	4,865	10,138
Warrants	1,993	5,410
Restricted stock units	—	362
Stock appreciation rights	208	238
Series B convertible preferred stock	—	4,332
Series C convertible preferred stock	—	8,955
Series C-1 convertible preferred stock	8,955	—
Series D convertible preferred stock	3,593	—
Note 6. Comprehensive Income
Comprehensive income, as defined by SFAS No. 130, Reporting Comprehensive Income, includes net income (loss) and items defined as other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on certain marketable securities. Total comprehensive income was as follows (in thousands):

	Three Months Ended
	December 31,
	2006	2005
Net income (loss)	$503	$(227)
Foreign currency translation adjustment	(70)	560

Comprehensive income	$433	$333

Income tax effects for the components of other comprehensive income (loss) were not significant because our deferred tax assets are fully reserved. Accumulated other comprehensive loss, a separate component of stockholders’ equity on the consolidated balance sheets, was $1.7 million at December 31, 2006 and September 30, 2006.

Note 7. Segment Reporting
The Company discloses segment information in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which defines an operating segment as a component of a company for which operating results are reviewed regularly by the chief operating decision-maker to determine resource allocation and assess performance. The Company has two reportable segments, manufacturing and hospitality, which each derive their revenues from licensing proprietary software systems, providing customer support, training, consulting and installation services related to software, and through the resale of complementary third-party software licenses and hardware. Total assets are not allocated to the manufacturing and hospitality segments for internal reporting purposes.
Financial information by segment is as follows (in thousands):

	Three Months Ended December 31,
	2006			2005
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Revenues	$12,721	$12,274	$24,995	$12,680	$4,062	$16,742
Operating income (loss)	1,221	221	1,442	669	(1,490)	(821)
We previously reported operating income (loss) separately for our corporate function. Our corporate function represents an expense center for costs associated with the overall management of the Company, including strategy, financing, accounting, legal, human resources, information technology, directors and officers insurance, marketing, public company compliance and other overhead costs. These expenses are not directly attributable to our manufacturing and hospitality reporting segments. In fourth quarter 2006, we began allocating these costs to the manufacturing and hospitality segments based on average headcount. The amounts presented above for first quarter 2006 have been reclassified to be consistent with the first quarter 2007 presentation.
Revenues by geographic location were as follows (in thousands):

	Three Months Ended
	December 31,
	2006	2005
United States	$15,184	$8,729
United Kingdom	4,975	4,321
Other	4,836	3,692

	$24,995	$16,742

The Company’s long-lived assets by geographic location were as follows (in thousands):

	December 31,	September 30,
	2006	2006
United States	$1,460	$1,459
Other	1,279	1,328

	$2,739	$2,787

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes, which are included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in more detail in our 2006 Annual Report on Form 10-K. We undertake no obligation to update any information in our forward-looking statements.
Fiscal Year
Our fiscal year is from October 1 to September 30. Unless otherwise stated, references to our first quarter relate to the three month period ended December 31. References to the years 2007 and 2006 relate to the fiscal years ended September 30, 2007 and 2006, respectively.
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
Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to Consolidated Financial Statements in our 2006 Annual Report on Form 10-K for a detailed discussion of our accounting policies, estimates and disclosures.
Introduction and Overview
We were pleased with our financial results for the first quarter 2007, which exceeded our revenue and profitability expectations. Overall, our revenues increased significantly from first quarter 2006 due to the acquisition of MAI Systems Corporation (“MAI”) and its subsidiary Hotel Information Systems (“HIS”) in August 2006 and a large hospitality contract secured in the first quarter 2007. The integration of HIS into our operations is proceeding well and we believe that we are on track to meet our financial targets for the first half and full fiscal year 2007. The fact that the large hospitality contract mentioned above was signed in the first quarter rather than in the second quarter, as originally expected, creates a challenging sequential comparison in the upcoming second quarter. As such we would expect to see a sequential decline in our total revenue in the second quarter 2007 and a small operating loss.

Results of Operations
Revenues. The following tables summarize revenue by reportable segment and revenue type for first quarter 2007 and 2006 (in thousands):

	Three Months Ended December 31,
	2006			2005
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Software licenses	$1,449	$4,013	$5,462	$1,759	$598	$2,357
Maintenance and support	8,073	5,685	13,758	7,862	2,643	10,505
Professional services	2,991	1,947	4,938	2,790	565	3,355
Third-party software and hardware	208	629	837	269	256	525

Total	$12,721	$12,274	$24,995	$12,680	$4,062	$16,742

	% Change
	Manufacturing	Hospitality	Total
Software licenses	-17.6%	571.1%	131.7%
Maintenance and support	2.7%	115.1%	31.0%
Professional services	7.2%	244.6%	47.2%
Third-party software and hardware	-22.7%	145.7%	59.4%
Total	0.3%	202.2%	49.3%
The following tables summarize revenue by geography for the first quarter 2007 and 2006 (in thousands):

	Three Months Ended December 31,
	2006			2005
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Americas	$7,192	$8,310	$15,502	$7,283	$1,414	$8,697
Europe, Middle East and Africa	3,694	2,391	6,085	3,558	1,923	5,481
Asia Pacific	1,835	1,573	3,408	1,839	725	2,564

Total	$12,721	$12,274	$24,995	$12,680	$4,062	$16,742

	% Change
	Manufacturing	Hospitality	Total
Americas	-1.2%	487.7%	78.2%
Europe, Middle East and Africa	3.8%	24.3%	11.0%
Asia Pacific	-0.2%	117.0%	32.9%
Total	0.3%	202.2%	49.3%

Manufacturing Segment
In the first quarter 2007, manufacturing revenues were essentially flat with the first quarter 2006, increasing 0.3%. Increased maintenance and professional services revenues were offset by lower software license revenues.
Software License Revenue. Our software license revenue from manufacturing software decreased 17.6% in first quarter 2007 from first quarter 2006. This decrease was due to declining sales of our Fourth Shift product to our existing customer base. Although we will continue to service our large base of customers on Fourth Shift and other manufacturing solutions, we are focusing on our SAP-centric product, Fourth Shift Edition for SAP Business One, for new customers. This change in sales model is a lengthy process and we are continuing to develop the infrastructure necessary to support future growth in our manufacturing software business.
Maintenance and Support Revenue. Our maintenance and support revenue for manufacturing products increased 2.7% in first quarter 2007 from first quarter 2006. This revenue stream continues to be strong for our business and provides a high degree of visibility and predictability in the near term.
Professional Services Revenue. Our professional services revenue increased 7.2% in first quarter 2007 from first quarter 2006. This increase was primarily due to increased customer acceptance of our business process management and other services. This revenue stream also provides a high degree of predictability in the near term, as the majority of our service revenue comes from contracts in place at the time we begin a given quarter.
Third-Party Software and Hardware Revenue. Our third party software and hardware revenue decreased 22.7% in first quarter 2007 from first quarter 2006. Since the sales of third party hardware and software are generally done as a courtesy to provide full solutions to our customers, it is a more volatile stream of revenue, and will fluctuate based on mix and customer demand.
Revenue by Geography. Our Europe, Middle East and Africa (“EMEA”) region experienced a 3.8% increase in manufacturing revenues in first quarter 2007. This increase was offset by a 1.2% decrease in the Americas region, which continues to provide the majority of our manufacturing revenue, and a 0.2% decrease in the Asia Pacific (“APAC”) region.
Hospitality Segment
In the first quarter 2007, we experienced an overall increase of 202.2% in hospitality revenue from first quarter 2006. This significant increase was the result of the revenues contributed by the acquired HIS business including a low seven-figure contract secured with the United States Navy in the first quarter 2007.
Software License Revenue. Our hospitality software license revenue increased 571.1% in first quarter 2007 from first quarter 2006. This increase was due to the contribution from the acquired HIS business and the United States Navy contract mentioned above.
Maintenance Revenue. Hospitality maintenance revenue increased 115.1% in first quarter 2007 from first quarter 2006. The majority of this increase was due to the contribution from the acquired HIS business.
Professional Services. Our hospitality professional services revenue increased 244.6% in first quarter 2007 from first quarter 2006. This again was primarily due to the acquisition of HIS.
Third-Party Software and Hardware Revenue. Third party software and hardware revenue increased 145.7% in first quarter 2007 from first quarter 2006. Since the sales of third party hardware and software are generally done as a courtesy to provide full solutions to our customers, it is a more volatile stream of revenue, and will fluctuate based on mix and customer demand.
Revenue by Geography. The Americas region continues to provide the majority of our hospitality revenue. Significant growth was experienced in all regions due primarily to the contributions from the acquired HIS business.

Gross Margin. The following table summarizes gross margin percentages by reportable segment and revenue type for first quarter 2007 and 2006:

	Three Months Ended December 31,
	2006			2005
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Software licenses	80.1%	82.1%	81.6%	47.9%	88.8%	58.3%
Maintenance and support	78.6%	62.3%	71.6%	77.2%	44.9%	69.1%
Professional services	16.6%	6.1%	12.2%	10.8%	2.3%	9.4%
Third-party software and hardware	22.4%	33.8%	31.0%	18.2%	52.3%	34.9%
Total	63.3%	58.4%	60.7%	57.3%	45.9%	54.5%
Manufacturing Segment
Our manufacturing software license margin improved to 80.1% in first quarter 2007 from 47.9% in first quarter 2006, due primarily to a reduction in costs. Our cost of license revenue includes amortization of acquired software, amortization of capitalized costs for internally developed software, and costs for third-party software that is embedded into some of our products. A key factor in the improved gross margin in first quarter 2007 was the reduction in amortization expense as we completed amortization of some of our older software intangibles. This reduction was partially offset by increased royalty expenses, such as royalties due to SAP for our Fourth Shift Edition product.
Maintenance and support gross margin was 78.6% in first quarter 2007 compared to 77.2% in first quarter 2006. Our manufacturing support center in Bangalore, India continued to help manage maintenance costs. Professional services margin increased to 16.6% in first quarter 2007 from 10.8% in first quarter 2006. The margin in first quarter 2006 was unusually low as several projects were moved into the second quarter 2006 that were anticipated to occur in the first quarter, thereby reducing utilization rates of full time consultants. Our third-party service revenue, which is associated with hardware and software sold as a courtesy to our customers, and related gross margins continue to be highly variable based on the pricing and the third party products chosen by customers.
Hospitality Segment
Our hospitality software license margin was 82.1% for first quarter 2007 compared to 88.8% in first quarter 2006. While margin dollars increased with the contribution from the acquired HIS business, there was also increased amortization expense related to intangible assets from that acquisition. Hospitality maintenance and support margin increased to 62.3% in first quarter 2007 from 44.9% in first quarter 2006. This increase was due to the acquisition of HIS, cost reductions and a small increase in margins resulting from a larger portion of maintenance volumes being serviced by our facility in Bangalore, India.
Hospitality professional service margins increased to 6.1% in first quarter 2007 from 2.3% in first quarter 2006. This improvement was the result of the contribution from the acquired HIS business, where service margins were higher than we have historically experienced. Our third-party service revenue, which is associated with hardware and software sold as a courtesy to our customers, and related gross margins continue to be highly variable based on the pricing and the third party products chosen by customers.

Operating Expenses and Operating Income (Loss). The following table summarizes operating expenses and operating income (loss) for first quarter 2007 and 2006 (in thousands):

	Three Months Ended December 31,
	2006			2005
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Selling and marketing	$2,848	$2,364	$5,212	$1,845	$943	$2,788
Research and product development	1,537	1,785	3,322	1,708	731	2,439
General and administrative	2,419	2,770	5,189	3,042	1,681	4,723

Total	$6,804	$6,919	$13,723	$6,595	$3,355	$9,950

Operating income (loss)	$1,221	$221	$1,442	$669	$(1,490)	$(821)

We previously reported operating expenses separately for our corporate function. Our corporate function represents an expense center for costs associated with the overall management of the Company, including strategy, financing, accounting, legal, human resources, information technology, directors and officers insurance, marketing, public company compliance and other overhead costs. Beginning with the fourth quarter 2006, we began allocating these costs to our manufacturing and hospitality segments based on their average headcount. The amounts presented above for first quarter 2006 have been reclassified to be consistent with the 2007 presentation.
Selling and Marketing. Selling and marketing expense includes the salaries, incentive compensation, employee benefits, travel and overhead costs of our sales and marketing personnel, as well as trade show activities and other marketing costs. These expenses increased 86.9% from first quarter 2006 to first quarter 2007 as we continued to expand our sales force and increased demand generation activities and business development efforts to support our strategic partnerships in 2007. We also had increased expenses due to the acquired HIS business. As a percentage of revenues, selling and marketing expenses were 20.9% in first quarter 2007 compared to 16.7% in first quarter 2006. For the full year 2007, we expect selling and marketing expenses to range from 20% to 22% of total revenue.
General and Administrative. General and administrative expense includes the salaries, incentive compensation, employee benefits and related overhead costs of our finance, human resources and administrative employees, as well as legal and accounting expenses, consulting and contractor fees and bad debt expense. While these expenses increased 9.9% in first quarter 2007 from first quarter 2006, due to the acquired HIS business, they decreased as a percentage of revenue from 28.2% to 20.8%. With continued focus on expense management and the expected growth in revenues, general and administrative expenses should be in the range of 18% to 20% of total revenues for the full year 2007.
Research and Product Development. Research and product development expense includes salaries, employee benefits, related overhead costs and consulting fees associated with product development, enhancements, upgrades, testing, quality assurance and documentation. Research and product development expense increased 36.2% in first quarter 2007 from first quarter 2006 in large part because of expenses from our acquired HIS and Infra businesses as well as continued efforts to expand the functionality of our manufacturing and hospitality products. Research and development expense was 13.3% of total revenue in first quarter 2007 compared to 14.6% in first quarter 2006. Research and development expense is expected to be in the range of 14% to 15% of total revenue for the full year 2007.

Non-Operating Income and Expenses, Income Taxes, Discontinued Operations and Preferred Stock Dividends. The following table summarizes non-operating income and expenses, income taxes and discontinued operations for first quarter of 2007 and 2006 (in thousands):

	Three Months Ended
	December 31,
	2006	2005
Interest expense	$(472)	$(4)
Other income, net	49	95
Provision for (benefit from) income taxes	516	(87)
Income from discontinued operations, net of tax	—	426
Preferred stock dividends	(491)	(273)
Interest Expense.Interest expense was $0.5 million in first quarter of 2007 related to the outstanding indebtedness under our term loan facility which began late in fiscal 2006. Interest expense will increase significantly in 2007 because of this outstanding indebtedness and any borrowings we may make under our revolving credit facility.
Other Income, Net. Other income, net is composed principally of interest income, the effect of foreign currency transaction gains and losses and other miscellaneous non-operating items. Other income, net was not significant to the periods presented.
Provision for (Benefit from) Income Taxes. We recorded a provision for income taxes from continuing operations of $0.5 million in first quarter 2007, compared to a benefit from income taxes from continuing operations of $0.1 million in first quarter 2006. Our tax provision in first quarter 2007 was primarily related to Alternative Minimum Tax, SFAS No. 109, Accounting for Income Taxes, and was impacted by our net operating loss carry forwards and our ability to use them. We first had to use carry forwards related to our acquisition of MAI followed by our carry forwards from Fourth Shift which we acquired in 2001. In particular, the Fourth Shift carry forwards had a full valuation allowance against them at the time of acquisition, so the purchase price was allocated to goodwill. Therefore, when these carry forwards are used they are recorded against goodwill rather than as an offset to tax expense. As a result of these circumstances, we will be experiencing a high effective tax rate and respective tax provisions or benefits over the next several quarters. We anticipate that our tax provision will be approximately $0.8 million for the full year 2007. Our effective tax rate on a more normalized basis will be approximately 38%.
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
Discontinued Operations. In accordance with the bankruptcy and reorganization plan of AremisSoft Corporation (“AremisSoft”), our former parent, we retain a 10% interest in net collections by the Liquidating Trust (the “Trust”) established to pursue litigation claims and collection of assets remaining in AremisSoft after bankruptcy. Because neither we nor any of our executives have any affiliation with the Trust, other than our 10% interest in net collections, we cannot predict if there will be any future cash distributions. Additionally, after we had separated from AremisSoft, we maintained an obligation in accrued expenses on our consolidated balance sheet. We reversed this accrual in the first quarter of 2006 and recorded income from discontinued operations of $0.4 million, net of income taxes, in our consolidated statement of operations.

Preferred Stock Dividends. We recorded cash dividend expense from our Series C Convertible Preferred Stock (“Series C Stock”), Series C-1 Convertible Preferred Stock (“Series C-1 Stock”) and Series D Convertible Preferred Stock (“Series D Stock”). In the first quarter of 2006, dividends were recorded on the Series C Stock at a rate of 6%. In the first quarter of 2007, dividends were recorded on the Series C-1 Stock and the Series D Stock at a rate of 8%. Refer to Note 13 to Consolidated Financial Statements in our 2006 Annual Report on Form 10-K for a more detailed discussion of our preferred stock transactions. Going forward, we anticipate that our preferred stock dividends will be approximately $0.5 million per quarter.
Liquidity and Capital Resources
Cash and Cash Equivalents. At December 31, 2006, we had $12.9 million of cash and cash equivalents and restricted cash, a decrease of $1.7 million from September 30, 2006. Our most significant source of operating cash flows is generally derived from license, maintenance and professional services revenues. Our primary uses of cash from operating activities are for employee costs and third-party costs for services and facilities.
Working Capital Deficit. Our working capital deficit, defined as current assets less current liabilities, was $9.6 million at December 31, 2006 and $10.8 million at September 30, 2006. The decrease in our working capital deficit was primarily due to the increase in accounts receivable, resulting from increased revenue in first quarter 2007, and the decrease in accrued restructuring costs, offset by the decrease in cash and cash equivalents and the increase in the current portion of long-term obligations as required by our loan agreement.
Cash Flows from Operating Activities. We used $0.9 million of cash for operations in first quarter 2007 compared to $0.5 million cash generated from operations in first quarter 2006. All of this operating cash flow was from continuing operations. Significant non-cash expenses in first quarter 2007 included $1.2 million of depreciation and amortization and $0.4 million of stock-based compensation, compared to $1.4 million and $0.3 million, respectively, in first quarter 2006. The remaining cash used in or provided by operating activities was due primarily to changes in our working capital accounts as discussed above.
Cash Flows from Investing Activities. We used $0.3 million and $2.1 million cash for investing activities in first quarter 2007 and 2006, respectively. In first quarter 2006, most of this cash was used for the Infra acquisition. Purchases of furniture, fixtures and equipment were $0.3 million in first quarter 2007 and $0.2 million in first quarter 2006.
Cash Flows from Financing Activities. We used $0.4 million cash from financing activities in first quarter 2007 and 2006, primarily for dividends on our outstanding preferred stock.
Commitments and Capital Adequacy
As of December 31, 2006, our primary commitments are for leased office space and payments on our long-term debt and lease obligations. We had no significant commitments for capital expenditures. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2006 Annual Report on Form 10-K for a table showing our contractual obligations. There were no significant changes to our contractual obligations during the three months ended December 31, 2006.
We believe that cash flows from operations together with our cash and cash equivalents will be sufficient to meet our commitments and our cash requirements for at least the next twelve months. Nevertheless, our credit agreement requires us to satisfy specific financial and operational covenants. Although we are currently in compliance with all of the covenants in that agreement and expect that we will continue to comply with the covenants during the coming twelve months, we have been required to renegotiate debt agreements in the past when we expected that our operations would not satisfy the covenants. We cannot be certain that, if we were to violate the credit agreement, the lenders would be agreeable to renegotiation, and if they were not, we would be required to find alternative financing to repay the debt, or risk that the lender would seek to dispose of some or all of our assets to repay the debt. We currently do not have arrangements for alternative financing, and if we were forced to obtain financing in a short period of time to avoid default, financing might not be available at all, or the terms of that financing might be very disadvantageous to us and to our stockholders.

Off-Balance Sheet Arrangements
As of December 31, 2006, the Company did not engage in any off-balance sheet arrangements as defined in Item 303 (a) (4) of Regulation S-K under the Securities Act of 1934, as amended, that have, or are likely to have, a material current or future effect on our consolidated financial position or results of operations.
New Accounting Pronouncements
There have been no recent accounting pronouncements beyond those discussed in the consolidated financial statements and accompanying notes and management’s discussion and analysis of results of operations and financial condition included in our 2006 Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our business is subject to market risks, including changes in foreign currency exchange rates and interest rates, which are discussed in detail in Part II, Item 7A of our 2006 Annual Report on Form 10-K. There were no material changes in our market risk during the period covered by this Quarterly Report on Form 10-Q.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2006. Notwithstanding the material weaknesses discussed below, the Company’s management has concluded that the financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects the Company’s financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.
A material weakness is a control deficiency, or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
Material Weaknesses in Internal Control over Financial Reporting
Although we have not yet been required to assess and report on the effectiveness of our internal control over financial reporting, we have concluded that the material weaknesses disclosed as of September 30, 2006 regarding internal controls over accounting for income taxes required under SFAS No. 109 and over the period-end and financial reporting process continue to exist as of December 31, 2006. Specifically:
•	We did not maintain effective controls to ensure that the tax accounting was accurately presented for unique transactions and situations or that the related tax accounting was appropriately reviewed to ensure compliance with generally accepted accounting principles. This control deficiency resulted in the restatement of our interim and annual consolidated financial statements for the year ended September 30, 2004, and our interim consolidated financial statements for the quarters ended December 31, 2004 and March 31, 2005. This control deficiency could result in a material misstatement to the tax provision and related tax accounts and disclosures in our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, our management determined that this control deficiency represents a material weakness in internal control over financial reporting as of December 31, 2006.

•	We did not maintain effective controls over the period-end financial reporting process to ensure that our June 30, 2005 Quarterly Report on Form 10-Q was originally filed accurately. In our rushed attempt to correct the income tax accounting for 2004 by the filing deadline in the context of the aforementioned control deficiency, we filed our June 30, 2005 Quarterly Report on Form 10-Q prior to completion of our usual review controls and procedures. The report as originally filed contained errors in the cash flow statement, the restatement footnote and management’s discussion and analysis sections regarding the restatement. This control deficiency resulted in the need to amend our June 30, 2005 Quarterly Report on Form 10-Q. This control deficiency could result in a material misstatement to the aforementioned disclosures in our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, our management determined that this control deficiency represents a material weakness in internal control over financial reporting as of December 31, 2006.
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

PART II. – OTHER INFORMATION
Item 1. Legal Proceedings
We are periodically engaged in litigation in the ordinary course of business, including litigation seeking return of software licensing and servicing fees. We do not believe that any of such litigation is material to our ongoing operations.
Item 1A. Risk Factors
Our business is subject to a number of risks and uncertainties, which are discussed in detail in Part I, Item 1A of our 2006 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits
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

SoftBrands, Inc.

Date: February 14, 2007	By:	/s/ GREGG A. WALDON
Gregg A. Waldon
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)