Form 10-Q
period 2007-03-31
SoftBrands, Inc.
filed 2007-05-15
CIK 1311926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
YES ☑       NO ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share (Title of class)	41,281,125 (Outstanding at April 30, 2007)

SoftBrands, Inc.
Quarterly Report on Form 10-Q

PART I. – FINANCIAL INFORMATION
Item 1. Financial Statements

SoftBrands, Inc.
Consolidated Balance Sheets

	March 31,	September 30,
	2007	2006
(In thousands, except share and per share data)	(Unaudited)	(See Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$15,345	$14,520
Accounts receivable, net	10,124	7,555
Prepaid expenses and other current assets	4,041	3,542

Total current assets	29,510	25,617

Furniture, fixtures and equipment, net	2,637	2,787
Restricted cash	78	73
Goodwill	34,761	35,021
Intangible assets, net	9,090	10,844
Other long-term assets	627	705

Total assets	$76,703	$75,047

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term obligations	$3,893	$2,618
Accounts payable	1,659	2,110
Accrued expenses	8,341	6,870
Accrued restructuring costs	355	936
Deferred revenue	25,685	22,560
Other current liabilities	1,360	1,288

Total current liabilities	41,293	36,382
Long-term obligations	17,824	19,302
Other long-term liabilities	1,075	835

Total liabilities	60,192	56,519

Commitments and contingencies
Stockholders’ equity:
Series A and undesignated preferred stock, $.01 par value; 10,647,973 shares authorized; no shares issued or outstanding	—	—
Series B convertible preferred stock, $.01 par value; 4,331,540 shares authorized, issued and outstanding; liquidation value of $4,591	5,068	5,068
Series C-1 convertible preferred stock, $.01 par value; 18,000 shares authorized, issued and outstanding; liquidation value of $18,000 plus unpaid dividends	18,000	18,000
Series D convertible preferred stock, $.01 par value; 6,673 shares authorized, 6,000 shares issued and outstanding; liquidation value of $6,000 plus unpaid dividends	5,051	5,051
Common stock, $.01 par value; 110,000,000 shares authorized; 41,253,625 and 41,024,960 shares issued and outstanding, respectively	412	410
Additional paid-in capital	173,954	173,791
Accumulated other comprehensive loss	(1,640)	(1,670)
Accumulated deficit	(184,334)	(182,122)

Total stockholders’ equity	16,511	18,528

Total liabilities and stockholders’ equity	$76,703	$75,047

The accompanying notes are an integral part of these consolidated financial statements.

SoftBrands, Inc.
Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
(In thousands, except per share data)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Software licenses	$2,871	$2,561	$8,333	$4,918
Maintenance and support	13,481	10,462	27,239	20,967
Professional services	4,407	3,707	9,345	7,062
Third-party software and hardware	666	646	1,503	1,171

Total revenues	21,425	17,376	46,420	34,118

Cost of revenues:
Software licenses	222	933	1,229	1,916
Maintenance and support	4,193	3,294	8,099	6,542
Professional services	4,294	3,214	8,633	6,254
Third-party software and hardware	563	433	1,141	775

Total cost of revenues	9,272	7,874	19,102	15,487

Gross profit	12,153	9,502	27,318	18,631

Operating expenses:
Selling and marketing	4,763	3,169	9,975	5,957
Research and product development	3,853	2,553	7,175	4,992
General and administrative	5,330	5,106	10,519	9,829

Total operating expenses	13,946	10,828	27,669	20,778

Operating loss	(1,793)	(1,326)	(351)	(2,147)

Interest expense	(472)	(2)	(944)	(6)
Other (expense) income, net	(89)	88	(40)	173

Loss from continuing operations before provision for income taxes	(2,354)	(1,240)	(1,335)	(1,980)

Provision for income taxes	457	92	973	5

Loss from continuing operations	(2,811)	(1,332)	(2,308)	(1,985)

Discontinued operations:
Income(loss) from discontinued operations, net of tax	—	(38)	—	388

Net loss	(2,811)	(1,370)	(2,308)	(1,597)

Preferred stock dividends	(491)	(273)	(982)	(546)

Net loss available to common shareholders	$(3,302)	$(1,643)	$(3,290)	$(2,143)

Basic and diluted earnings (loss) per common share:
Continuing operations	$(0.08)	$(0.04)	$(0.08)	$(0.06)
Discontinued operations	0.00	0.00	0.00	0.01

Net loss available to common shareholders	$(0.08)	$(0.04)	$(0.08)	$(0.05)

Weighted-average common shares outstanding:
Basic and diluted	41,192	40,137	41,121	40,088

The accompanying notes are an integral part of these consolidated financial statements.

SoftBrands, Inc.
Consolidated Statements of Cash Flows

	Six Months Ended March 31,
	2007	2006
(In thousands)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Loss from continuing operations	$(2,308)	$(1,985)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Deferred income taxes	522	—
Depreciation and amortization	2,522	2,792
Stock-based compensation	847	935
Foreign currency transaction gains	(111)	—
Provision for (recoveries of) doubtful accounts	70	(4)
Other, net	6	—
Change in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(2,639)	(984)
Prepaid expenses and other current assets	(660)	(404)
Accounts payable	(451)	(1,045)
Accrued expenses and restructuring costs	998	(647)
Deferred revenue	3,125	3,298
Other current liabilities	72	(306)
Other long-term assets and liabilities	152	(48)

Net cash provided by operating activities	2,145	1,602

Cash flows from investing activities:
Acquisitions, net of cash acquired	2	(1,907)
Purchases of furniture, fixtures and equipment	(608)	(547)
Proceeds from sale of furniture, fixtures and equipment	5	—
Change in restricted cash	(5)	—

Net cash used in investing activities	(606)	(2,454)

Cash flows from financing activities:
Issuance of long-term obligations	22	—
Repayment of long-term obligations	(237)	(214)
Net proceeds from issuance of common stock	300	195
Preferred stock dividends paid	(871)	(408)

Net cash used in financing activities	(786)	(427)

Effect of exchange rates on cash balances	72	(49)

Change in cash and cash equivalents	825	(1,328)
Cash and cash equivalents:
Beginning of period	14,520	16,034

End of period	$15,345	$14,706

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
We have investments of less than 50% in two companies: HIS-MSC Co. Ltd. in Thailand (49.99%) and Hotel Information Systems Phils. Inc. in the Philippines (40%). In both cases, our investment and share of investee operations are not significant. In January 2007, multiple changes began to take place in the Thailand organization, including the involvement of our management personnel in day to day operations. We evaluated this investment using the guidance provided by FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and determined that, with this increased management involvement, our investment is now greater than 50% when taking into account qualitative economic factors. Accordingly, the Thailand operations are now consolidated into our financial statements. We continue to account for the Philippines investment using the equity method of accounting as previously disclosed.
Use of Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates.
Fiscal Periods
Our fiscal year is from October 1 to September 30. Unless otherwise stated, references herein to our second quarter and year to date relate to the three and six month periods ended March 31. References to the years 2007 and 2006 relate to our fiscal years ended September 30, 2007 and 2006, respectively.
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
Note 2. Acquisition
MAI Systems Corporation
On August 14, 2006, we acquired all of the outstanding shares of MAI Systems Corporation (“MAI”), and its subsidiary Hotel Information Systems (“HIS”), a provider of total information technology solutions to the hospitality, resort and destination industry. For information on this acquisition, refer to Note 7 to Consolidated Financial Statements in our 2006 Annual Report on Form 10-K. Goodwill related to this acquisition was decreased by $0.1 million during the first and second quarters of 2007. This decrease was related to adjustments for inventory and certain obligations. The purchase price allocation is considered preliminary pending final analysis of certain assumed liabilities and is expected to be completed in third quarter 2007.
Unaudited Pro Forma Data
Our unaudited pro forma consolidated results of operations, as if the MAI acquisition had occurred at the beginning of the period presented, were as follows (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	March 31, 2006	March 31, 2006
Revenues	$23,769	$47,556
Loss from continuing operations available to common shareholders	(1,762)	(2,681)
Net loss available to common shareholders	(1,800)	(2,293)
Basic and diluted loss per share:
Continuing operations	(0.04)	(0.07)
Net loss available to common shareholders	(0.04)	(0.06)
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
Note 3. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill, by reportable segment, were as follows (in thousands):

	Manufacturing	Hospitality	Total
Balance at September 30, 2006	$22,354	$12,667	$35,021
Adjustments	(182)	(54)	(236)
Foreign currency exchange	—	(24)	(24)

Balance at March 31, 2007	$22,172	$12,589	$34,761

The adjustments to goodwill in 2007 were related to the utilization of pre-acquisition net operating loss carryforwards in our manufacturing segment and purchase accounting adjustments related to the MAI acquisition in our hospitality segment (see Note 2).
Intangible Assets
Intangible assets were as follows (in thousands):

	March 31, 2007			September 30, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired technology	$21,157	$(20,176)	$981	$21,157	$(19,820)	$1,337
Capitalized software development	3,707	(1,524)	2,183	3,707	(1,027)	2,680
Consulting and non compete agreements	2,952	(714)	2,238	2,952	(226)	2,726
Customer relationships	2,700	(338)	2,362	2,700	(68)	2,632
Other	1,946	(620)	1,326	1,946	(477)	1,469

	$32,462	$(23,372)	$9,090	$32,462	$(21,618)	$10,844

Total amortization of intangibles was $0.9 million and $1.8 million for second quarter and year to date 2007, compared to $1.0 million and $2.1 million for the comparable periods in 2006. Amortization of acquired technology and capitalized software development used for resale is recorded as cost of revenues related to software licenses.
The estimated future annual amortization expense for intangibles subject to amortization is as follows (in thousands):

Remainder of 2007	$1,767
2008	3,143
2009	2,438
2010	670
2011	572
Thereafter	500

$9,090

Note 4. Stock-Based Compensation
The SoftBrands, Inc. 2001 Stock Incentive Plan (the “2001 Plan”) reserves a total of 15,400,000 shares of our common stock for issuance under stock option, restricted stock awards, stock appreciation rights, dividend rights and other share-based awards. Upon issuance, the estimated fair value of these stock-based awards is recorded as compensation expense in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. For further information on our stock-based compensation arrangements, refer to Note 3 to Consolidated Financial Statements in our 2006 Annual Report on Form 10-K.
Stock-based compensation expense was recorded as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Cost of revenues	$77	$67	$128	$90
Operating expenses:
Selling, general and administrative	326	445	578	748
Research and product development	81	75	141	97

	$484	$587	$847	$935

The estimated fair value of restricted stock units is based on the fair market value of our common stock on the date of grant. The fair value of each share-based award (other than restricted stock units) was estimated on the grant date using the Black-Scholes option pricing model and the following assumptions:

	Six Months Ended
	March 31,
	2007	2006
Risk-free interest rate	4.7 - 4.8%	4.4%
Volatility	46.0%	80.0%
Weighted average life (years)	5.0	5.0
Dividend yield	0.0%	0.0%
Our volatility assumption was changed beginning October 1, 2006, when it was reduced from 80% to 46%, primarily reflecting the historical volatility experienced since our common stock has been listed on The American Stock Exchange. Prior to October 1, 2006, our volatility considered both our historical experience and the observable market prices of equity instruments of similar companies due to our limited historical stock trading experience. This change did not have a significant impact on the amount of stock-based compensation expense recorded in second quarter or year to date 2007.

The activity for stock options was as follows:

		Weighted	Weighted-Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of Options	Exercise	Contractual	Value
	(in 000’s)	Price	Life (Years)	(in 000’s)
Outstanding, September 30, 2006	9,653	$2.25	6.3	$611
Granted	—	—
Exercised	(157)	1.66		41
Cancelled	(984)	2.90

Outstanding, March 31, 2007	8,512	2.18	6.0	2,913

Exercisable, March 31, 2007	7,433	2.27	6.4	2,136

The activity for restricted stock units and stock appreciation rights was as follows:

	Restricted Stock Units		Stock Appreciation Rights
		Weighted		Weighted
	Non-Vested	Average	Number	Average
	Shares	Grant Date	of SARs	Grant Date
	(in 000’s)	Fair Value	(in 000’s)	Fair Value
Outstanding, September 30, 2006	301	$2.06	1,414	$1.26
Granted	1,056	1.70	602	1.11
Vested	(65)	2.08	—	—
Cancelled	(19)	2.08	(50)	1.45

Outstanding, March 31, 2007	1,273	1.75	1,966	1.06

As of March 31, 2007, there was approximately $4.6 million, net of estimated forfeitures, of total unrecognized compensation expense related to stock-based arrangements granted under the 2001 Plan. This expense is expected to be recognized over a weighted-average period of approximately two years.
Note 5. Income Taxes
We recorded a provision for income taxes from continuing operations of approximately $1.0 million for second quarter year to date 2007, compared to a minimal provision for income taxes from continuing operations for second quarter year to date 2006. We record our interim provision for income taxes based on our estimated annual effective tax rate. Our tax provision is primarily related to U.S. alternative minimum taxes, and state and foreign income taxes, and is impacted by our net operating loss carry forwards and our ability to use them. We first must use carry forwards related to our acquisition of MAI followed by our carry forwards from Fourth Shift which we acquired in 2001. In particular, the Fourth Shift carry forwards had a full valuation allowance against them at the time of acquisition, so the applicable purchase price was allocated to goodwill and not to net deferred tax assets. Therefore, when these carry forwards are used they are recorded against goodwill rather than as an offset to tax expense. As a result of these circumstances, and due to significant changes in our period to period results, we will be experiencing significant fluctuations in our effective tax rate and respective tax provisions or benefits over the next several quarters. We currently anticipate that our tax provision will be approximately $0.3 million for the full fiscal year 2007.
Based upon available evidence, there is uncertainty regarding our ability to realize our deferred tax assets and we have therefore recorded a full valuation allowance against the deferred tax assets in our consolidated financial statements. Based on our estimates for 2007 and beyond, we believe the uncertainty regarding the ability to realize our deferred tax assets may diminish to the point where the recognition of our deferred tax assets may be warranted in the future. If we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be recorded in the period when such determination is made.

Net deferred tax assets of the Fourth Shift acquisition in 2001 were approximately $12.0 million, all of which were fully reserved through a valuation allowance, thereby increasing the portion of the total purchase price allocated to goodwill. Any subsequent recognition by us of a pre-acquisition tax benefit will be recorded as a reduction to goodwill as opposed to an income tax benefit in our consolidated statement of operations. As a result, future income tax expense (benefit) will not be impacted by reductions of the valuation allowance related to these pre-acquisition deferred tax assets. In addition, prior to any changes in our overall assessment in the realizability of our fully reserved deferred tax assets, if we generate taxable income in the U.S. or certain other international jurisdictions and utilize pre-acquisition net operating loss carry forwards to offset this income, we will recognize income tax expense at the applicable statutory rate in our consolidated statement of operations.
Note 6. Commitments and Contingencies
We are periodically engaged in litigation in the ordinary course of business, including litigation seeking return of software licensing and servicing fees. We do not believe that any of such litigation is material to our ongoing operations.
Note 7. Earnings (Loss) Per Share
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

The calculation of basic and diluted earnings (loss) per share was as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2007			2006
	Income	Shares		Income	Shares
	(Numerator)	(Denominator)	Per Share	(Numerator)	(Denominator)	Per Share
Basic:
Net income (loss) available to common shareholders	$(3,302)	—		$(1,643)	—
Common shares outstanding	—	41,192		—	40,137
Series B preferred	—	—		—	—

	(3,302)	41,192	$(0.08)	(1,643)	40,137	$(0.04)

Effect of Dilutive Securities:
Options	—	—		—	—
Warrants	—	—		—	—
Restricted stock units	—	—		—	—

Diluted	$(3,302)	41,192	$(0.08)	$(1,643)	40,137	$(0.04)

	Six Months Ended March 31,
	2007			2006
	Income	Shares		Income	Shares
	(Numerator)	(Denominator)	Per Share	(Numerator)	(Denominator)	Per Share
Basic:
Net income (loss) available to common shareholders	$(3,290)	—		$(2,143)	—
Common shares outstanding	—	41,121		—	40,088
Series B preferred	—	—		—	—

	(3,290)	41,121	$(0.08)	(2,143)	40,088	$(0.05)

Effect of Dilutive Securities:
Options	—	—		—	—
Warrants	—	—		—	—
Restricted stock units	—	—		—	—

Diluted	$(3,290)	41,121	$(0.08)	$(2,143)	40,088	$(0.05)

The impact of the following potential common shares was excluded from the calculations above because to do so would have been antidilutive (in thousands):

	Three and Six Months Ended
	March 31,
	2007	2006
Options	8,512	10,035
Warrants	6,797	6,078
Restricted stock units	1,273	349
Stock appreciation rights	1,966	213
Series B convertible preferred stock	4,332	4,332
Series C convertible preferred stock	—	8,955
Series C-1 convertible preferred stock	8,955	—
Series D convertible preferred stock	3,593	—
Note 8. Comprehensive Income (Loss)
Comprehensive income, as defined by SFAS No. 130, Reporting Comprehensive Income, includes net income (loss) and items defined as other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on certain marketable securities. Total comprehensive income (loss) was as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Net income (loss)	$(2,811)	$(1,370)	$(2,308)	$(1,597)
Foreign currency translation adjustment	100	(525)	30	35

Comprehensive income (loss)	$(2,711)	$(1,895)	$(2,278)	$(1,562)

Foreign currency translation adjustments were not adjusted for income taxes as substantially all translation adjustments relate to our non-U.S. subsidiaries, which are considered permanent investments. Accumulated other comprehensive loss, a separate component of stockholders’ equity on the consolidated balance sheets, was $1.6 million at March 31, 2007 and $1.7 million at September 30, 2006.
Note 9. Segment Reporting
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

Financial information by segment is as follows (in thousands):

	Three Months Ended March 31,
	2007			2006
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Revenues	$12,119	$9,306	$21,425	$12,962	$4,414	$17,376
Operating income (loss)	770	(2,563)	(1,793)	140	(1,466)	(1,326)

	Six Months Ended March 31,
	2007			2006
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Revenues	$24,840	$21,580	$46,420	$25,642	$8,476	$34,118
Operating income (loss)	1,991	(2,342)	(351)	809	(2,956)	(2,147)
We previously reported operating income (loss) separately for our corporate function. Our corporate function represents an expense center for costs associated with the overall management of the Company, including strategy, financing, accounting, legal, human resources, information technology, directors and officers insurance, marketing, public company compliance and other overhead costs. These expenses are not directly attributable to our manufacturing and hospitality reporting segments. In fourth quarter 2006, we began allocating these costs to the manufacturing and hospitality segments based on average headcount. The amounts presented above for 2006 have been reclassified to be consistent with the 2007 presentation.
Revenues by geographic location were as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
United States	$12,705	$8,683	$27,889	$17,412
United Kingdom	4,500	4,619	9,475	8,940
Other	4,220	4,074	9,056	7,766

	$21,425	$17,376	$46,420	$34,118

The Company’s long-lived assets by geographic location were as follows (in thousands):

	March 31,	September 30,
	2007	2006
United States	$1,282	$1,459
Other	1,355	1,328

	$2,637	$2,787

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
Fiscal Year
Our fiscal year is from October 1 to September 30. Unless otherwise stated, references to our second quarter and second quarter year to date relate to the three and six month periods ended March 31. References to the years 2007 and 2006 relate to the fiscal years ended September 30, 2007 and 2006, respectively.
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

Introduction and Overview
We were disappointed by our second quarter 2007 results, particularly considering the strong start we had to our fiscal year and continued positive outlook we have for the business. As we have indicated in the past, the early stages of many of our growth initiatives, combined with the timing of potentially large transactions, can cause variability in our quarter-to-quarter results. Despite this variability, we expect to continue making fundamental progress and improving our execution across all areas of our business
Our hospitality business was the primary contributor to the revenue shortfall in the second quarter 2007, while our manufacturing business performed closer to our expectations. In hospitality, the movement of several sizeable transactions to future quarters and lower-than-expected results from our Asia Pacific region contributed to the shortfall. Looking ahead, we are optimistic about our hospitality business based on the strength of our two previous quarters and on a solid pipeline of opportunities. Further, we do not believe the second quarter 2007 reflects any change in market demand, in our competitive position or in the market’s interest in our solutions.
On the manufacturing side of our business, we are building our indirect channels infrastructure to support future growth. Although this is a long-term initiative, we are seeing positive signs of progress in our U.S.-based partner channels and our SAP B-1 large pipeline continues to grow.
As a company, we are focused on executing against our strategic growth initiatives, which we believe will enable us to deliver improved financial performance in the second half of this fiscal year. We believe our strong product offerings and on-line distribution services in our hospitality business, along with our SAP initiative in manufacturing, will produce long-term sustainable growth and overall shareholder value. We expect to show sequential improvement in our revenues in the third and fourth quarters of fiscal 2007, and currently expect revenues for the full fiscal year to be in the range of $95 to $97 million. We continue to estimate that our GAAP operating profitability will be in the range of 1 to 3% of revenues for fiscal 2007. Nevertheless, our operations continue to be highly variable from quarter to quarter based on timing of contracts and other matters, and achievement of these results will depend on a number of risks and matters beyond our control, including the risks identified in Part I, Item 1A of our 2006 Annual Report on Form 10-K

Results of Operations
Revenues. The following tables summarize revenue by reportable segment and revenue type for the second quarter and second quarter year to date 2007 and 2006 (in thousands):

	Three Months Ended March 31,
	2007			2006
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Software licenses	$1,233	$1,638	$2,871	$1,946	$615	$2,561
Maintenance and support	7,884	5,597	13,481	7,819	2,643	10,462
Professional services	2,815	1,592	4,407	2,917	790	3,707
Third-party software and hardware	187	479	666	280	366	646

Total	$12,119	$9,306	$21,425	$12,962	$4,414	$17,376

	% Change
	Manufacturing	Hospitality	Total
Software licenses	-36.6%	166.3%	12.1%
Maintenance and support	0.8%	111.8%	28.9%
Professional services	-3.5%	101.5%	18.9%
Third-party software and hardware	-33.2%	30.9%	3.1%
Total	-6.5%	110.8%	23.3%

	Six Months Ended March 31,
	2007			2006
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Software licenses	$2,682	$5,651	$8,333	$3,705	$1,213	$4,918
Maintenance and support	15,957	11,282	27,239	15,681	5,286	20,967
Professional services	5,806	3,539	9,345	5,707	1,355	7,062
Third-party software and hardware	395	1,108	1,503	549	622	1,171

Total	$24,840	$21,580	$46,420	$25,642	$8,476	$34,118

	% Change
	Manufacturing	Hospitality	Total
Software licenses	-27.6%	365.9%	69.4%
Maintenance and support	1.8%	113.4%	29.9%
Professional services	1.7%	161.2%	32.3%
Third-party software and hardware	-28.1%	78.1%	28.4%
Total	-3.1%	154.6%	36.1%

The following tables summarize revenue by geography for second quarter and second quarter year to date 2007 and 2006 (in thousands):

	Three Months Ended March 31,
	2007			2006
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Americas	$7,200	$5,685	$12,885	$7,643	$1,717	$9,360
Europe, Middle East and Africa	3,421	2,219	5,640	3,654	2,227	5,881
Asia Pacific	1,498	1,402	2,900	1,665	470	2,135

Total	$12,119	$9,306	$21,425	$12,962	$4,414	$17,376

	% Change
	Manufacturing	Hospitality	Total
Americas	-5.8%	231.1%	37.7%
Europe, Middle East and Africa	-6.4%	-0.4%	-4.1%
Asia Pacific	-10.0%	198.3%	35.8%
Total	-6.5%	110.8%	23.3%

	Six Months Ended March 31,
	2007			2006
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Americas	$14,392	$13,995	$28,387	$14,926	$3,131	$18,057
Europe, Middle East and Africa	7,115	4,610	11,725	7,212	4,150	11,362
Asia Pacific	3,333	2,975	6,308	3,504	1,195	4,699

Total	$24,840	$21,580	$46,420	$25,642	$8,476	$34,118

	% Change
	Manufacturing	Hospitality	Total
Americas	-3.6%	347.0%	57.2%
Europe, Middle East and Africa	-1.3%	11.1%	3.2%
Asia Pacific	-4.9%	149.0%	34.2%
Total	-3.1%	154.6%	36.1%
Manufacturing Segment
In second quarter 2007, manufacturing revenues decreased 6.5% from second quarter 2006. The majority of this decrease was in software license revenues. For second quarter year to date, manufacturing revenues decreased 3.1%, with increases in maintenance and support and professional services revenues being more than offset by a decline in software license revenues.
Software License Revenue. Our software license revenue from manufacturing software decreased 36.6% and 27.6% in second quarter and year to date 2007 from the comparable periods in 2006. This decrease was due to declining sales of our Fourth Shift product to our existing customer base. Although we will continue to service our large base of customers on Fourth Shift and other manufacturing solutions, we are focusing on our SAP-centric product, Fourth Shift Edition for SAP Business One, for new customers. This change in sales model is a lengthy process and we are continuing to develop the infrastructure necessary to support future growth in our manufacturing software business.

Maintenance and Support Revenue. Our maintenance and support revenue for manufacturing products increased 0.8% and 1.8% in second quarter and year to date 2007 from the comparable periods in 2006. This revenue stream continues to be strong for our business and provides a high degree of visibility and predictability in the near term.
Professional Services Revenue. Our professional services revenue decreased 3.5% in second quarter 2007 from second quarter 2006. On a year to date basis, however, professional services revenue increased 1.7% due primarily to increased customer acceptance of our business process management and other services. This revenue stream also provides a high degree of predictability in the near term, as the majority of our service revenue comes from contracts in place at the time we begin a given quarter.
Third-Party Software and Hardware Revenue. Our third party software and hardware revenue decreased 33.2% and 28.1% in second quarter and year to date 2007 from the comparable periods in 2006. Since the sales of third party hardware and software are generally done as a courtesy to provide full solutions to our customers, it is a more volatile stream of revenue, and will fluctuate based on mix and customer demand.
Revenue by Geography. Our Americas, Europe, Middle East and Africa, and Asia Pacific regions all experienced manufacturing revenue decreases for second quarter and year to date 2007, as compared to the same periods in 2006, due primarily to the decreases in software license revenues as discussed above.
Hospitality Segment
In second quarter and year to date 2007, we experienced an overall increase of 110.8% and 154.6% in hospitality revenues from the comparable periods in 2006. The vast majority of this significant increase was the result of the revenues contributed by the HIS business, which we acquired in August 2006, including a low seven-figure contract secured with the United States Navy in the first quarter 2007.
Software License Revenue. Our hospitality software license revenue increased 166.3% and 365.9% in second quarter and year to date 2007 from the comparable periods in 2006. These increases were due to the contribution from the acquired HIS business in 2007 and the United States Navy contract mentioned above.
Maintenance Revenue. Hospitality maintenance revenue increased 111.8% and 113.4% in second quarter and year to date 2007 from the comparable periods in 2006. The majority of this increase was due to the contribution from the acquired HIS business in 2007.
Professional Services. Our hospitality professional services revenue increased 101.5% and 161.2% in second quarter and year to date 2007 from the comparable periods in 2006. This again was primarily due to the acquisition of HIS.
Third-Party Software and Hardware Revenue. Third party software and hardware revenue increased 30.9% and 78.1% in second quarter and year to date 2007 from the comparable periods in 2006. Since the sales of third party hardware and software are generally done as a courtesy to provide full solutions to our customers, it is a more volatile stream of revenue, and will fluctuate based on mix and customer demand.
Revenue by Geography. The Americas region continues to provide the majority of our hospitality revenue. Significant growth was experienced in all regions due primarily to the contributions from the acquired HIS business.

Gross Margin. The following table summarizes gross margin percentages by reportable segment and revenue type for second quarter and second quarter year to date 2007 and 2006:

	Three Months Ended March 31,
	2007			2006
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Software licenses	89.4%	94.5%	92.3%	53.1%	96.6%	63.6%
Maintenance and support	78.4%	56.4%	68.9%	75.8%	46.9%	68.5%
Professional services	18.6%	-24.3%	3.8%	8.3%	31.9%	13.3%
Third-party software and hardware	8.3%	18.2%	15.4%	18.2%	44.3%	33.0%
Total	64.6%	47.3%	56.7%	56.0%	50.9%	54.7%

	Six Months Ended March 31,
	2007			2006
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Software licenses	84.3%	85.7%	85.3%	50.7%	92.7%	61.0%
Maintenance and support	78.5%	59.4%	70.3%	76.5%	45.9%	68.8%
Professional services	17.6%	-7.6%	7.6%	9.5%	19.6%	11.4%
Third-party software and hardware	15.7%	27.1%	24.1%	18.2%	47.6%	33.8%
Total	63.9%	53.6%	58.9%	56.6%	48.5%	54.6%
Manufacturing Segment
Our overall manufacturing gross margin was 64.6% for second quarter 2007, up from 56.0% for the same period in 2006. On a year to date basis, overall gross margin was 63.9% in 2007, up from 58.9% for the comparable period in 2006.
Our manufacturing software license margin improved to 89.4% and 84.3% for second quarter and year to date 2007 from 53.1% and 50.7% in the comparable periods of 2006, due primarily to a reduction in costs. Our cost of license revenue includes amortization of acquired software, amortization of capitalized costs for internally developed software, and costs for third-party software that is embedded into some of our products. A key factor in the improved gross margin in 2007 was the reduction in amortization expense as we completed amortization of some of our older software intangibles. This reduction was partially offset by increased royalty expenses, such as royalties due to SAP for our Fourth Shift Edition product.
Maintenance and support gross margin was 78.4% and 78.5% for second quarter and year to date 2007 compared to 75.8% and 76.5% for the comparable periods in 2006. Our manufacturing support center in Bangalore, India continued to help manage maintenance costs. Professional services margin increased to 18.6% and 17.6% for second quarter and year to date 2007 from 8.3% and 9.5% in the comparable periods of 2006. Our third-party software and hardware revenue, which is associated with software and hardware sold as a courtesy to our customers, and related gross margins continue to be highly variable based on the pricing and the third party products chosen by customers.
Hospitality Segment
Our overall hospitality gross margin was 47.3% for second quarter 2007, down from 50.9% for the same period in 2006. On a year to date basis, overall gross margin was 53.6% in 2007, up from 48.5% for the comparable period in 2006.
Our hospitality software license margin was 94.5% and 85.7% for second quarter and year to date 2007 compared to 96.6% and 92.7% for the comparable periods in 2006. While margin dollars increased with the contribution from the acquired HIS business, there was also increased amortization expense related to intangible assets from that acquisition. Hospitality maintenance and support margin increased to 56.4% and 59.4% for second quarter and year to date 2007 from 46.9% and 45.9% for the comparable periods in 2006. This increase was due to the acquisition of HIS, cost reductions and a small increase in margins resulting from a higher portion of maintenance volumes being serviced by our facility in Bangalore, India.
Hospitality professional service margins decreased to -24.3% and -7.6% for second quarter and year to date 2007 from 31.9% and 19.6% for the comparable periods in 2006. The negative margins were the result of customer delays in two large deployments of services, which resulted in the under utilization of our professional services group. We have incurred staffing costs for these projects without any related revenue. Our third-party software and hardware revenue, which is associated with software and hardware sold as a courtesy to our customers, and related gross margins continue to be highly variable based on the pricing and the third party products chosen by customers.
Operating Expenses and Operating Income (Loss). The following table summarizes operating expenses and operating income (loss) for second quarter and second quarter year to date 2007 and 2006 (in thousands):

	Three Months Ended March 31,
	2007			2006
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Selling and marketing	$2,593	$2,170	$4,763	$2,078	$1,091	$3,169
Research and product development	1,879	1,974	3,853	1,744	809	2,553
General and administrative	2,589	2,741	5,330	3,292	1,814	5,106

Total	$7,061	$6,885	$13,946	$7,114	$3,714	$10,828

Operating income (loss)	$770	$(2,563)	$(1,793)	$140	$(1,466)	$(1,326)

	Six Months Ended March 31,
	2007			2006
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Selling and marketing	$5,441	$4,534	$9,975	$3,923	$2,034	$5,957
Research and product development	3,416	3,759	7,175	3,452	1,540	4,992
General and administrative	5,008	5,511	10,519	6,334	3,495	9,829

Total	$13,865	$13,804	$27,669	$13,709	$7,069	$20,778

Operating income (loss)	$1,991	$(2,342)	$(351)	$809	$(2,956)	$(2,147)

We previously reported operating expenses separately for our corporate function. Our corporate function represents an expense center for costs associated with the overall management of the Company, including strategy, financing, accounting, legal, human resources, information technology, directors and officers insurance, marketing, public company compliance and other overhead costs. Beginning with the fourth quarter 2006, we began allocating these costs to our manufacturing and hospitality segments based on their average headcount. With the acquisition of HIS, and the increased headcount, these corporate costs are now, in general, more evenly split between the manufacturing and hospitality segments. The amounts presented above for second quarter and year to date 2006 have been reclassified to be consistent with the 2007 presentation.
Selling and Marketing. Selling and marketing expense includes the salaries, incentive compensation, employee benefits, travel and overhead costs of our sales and marketing personnel, as well as trade show activities and other marketing costs. These expenses increased 50.3% and 67.5% for second quarter and year to date 2007 from the comparable periods in 2006 as we continued to expand our sales force and increased demand generation activities and business development efforts to support our strategic partnerships in 2007. We also had increased expenses due to the acquired HIS business. As a percentage of revenues, selling and marketing expenses were 22.2% and 21.5% for second quarter and year to date 2007 compared to 18.2% and 17.5% in the comparable periods of 2006. For the full year 2007, we continue to expect selling and marketing expenses to range from 20% to 22% of total revenue.

Research and Product Development. Research and product development expense includes salaries, employee benefits, related overhead costs and consulting fees associated with product development, enhancements, upgrades, testing, quality assurance and documentation. Research and product development expense increased 50.9% and 43.7% for second quarter and year to date 2007 from the comparable periods in 2006. This was due, in large part, to expenses from our acquired HIS and Infra businesses as well as continued efforts to expand the functionality of our manufacturing and hospitality products. Research and development expense was 18.0% and 15.5% of total revenue for second quarter and year to date 2007 compared to 14.7% and 14.6% for the comparable periods in 2006. Research and development expense is expected to be in the range of 14% to 15% of total revenue for the full year 2007.
General and Administrative. General and administrative expense includes the salaries, incentive compensation, employee benefits and related overhead costs of our finance, human resources and administrative employees, as well as legal and accounting expenses, consulting and contractor fees and bad debt expense. While these expenses increased 4.4% and 7.0% for second quarter and year to date 2007 from the comparable periods in 2006, due to the acquired HIS business, they decreased as a percentage of revenue from 29.4% to 24.9% and from 28.8% to 22.7%, respectively, due to increased revenues. With continued focus on expense management and the expected growth in revenues, general and administrative expenses should be in the range of 19% to 21% of total revenues for the full year 2007.
Non-Operating Income and Expenses, Income Taxes, Discontinued Operations and Preferred Stock Dividends. The following table summarizes non-operating income and expenses, income taxes and discontinued operations for first quarter of 2007 and 2006 (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Interest expense	$(472)	$(2)	$(944)	$(6)
Other (expense) income, net	(89)	88	(40)	173
Provision for income taxes	457	92	973	5
Income (loss) from discontinued operations, net of tax	—	(38)	—	388
Preferred stock dividends	(491)	(273)	(982)	(546)
Interest Expense.?Interest expense was $0.5 million in second quarter of 2007, and $0.9 million for second quarter year to date, related to the outstanding indebtedness under our term loan facility which began late in fiscal 2006. Interest expense will be significantly more in 2007, as compared to 2006, because of this outstanding indebtedness and any borrowings we may make under our revolving credit facility.
Other Income, Net. Other income, net is composed principally of interest income, the effect of foreign currency transaction gains and losses and other miscellaneous non-operating items. Other income, net was not significant to the periods presented.
Provision for Income Taxes. We recorded a provision for income taxes from continuing operations of approximately $1.0 million for second quarter year to date 2007, compared to a minimal provision for income taxes from continuing operations for second quarter year to date 2006. We record our interim provision for income taxes based on our estimated annual effective tax rate for the year. Our tax provision is primarily related to U.S. alternative minimum taxes, and state and foreign income taxes, and is impacted by our net operating loss carry forwards and our ability to use them. We first must use carry forwards related to our acquisition of MAI followed by our carry forwards from Fourth Shift which we acquired in 2001. In particular, the Fourth Shift carry forwards had a full valuation allowance against them at the time of acquisition, so the applicable purchase price was allocated to goodwill and not to net deferred tax assets. Therefore, when these carry forwards are used they are recorded against goodwill rather than as an offset to tax expense. As a result of these circumstances, and due to significant changes in our period to period results, we will be experiencing significant fluctuations in our effective tax rate and respective tax provisions or benefits over the next several quarters. We currently anticipate that our tax provision will be approximately $0.3 million for the full fiscal year 2007. Our effective tax rate on a more normalized basis will be approximately 38%.
Based upon available evidence, there is uncertainty regarding our ability to realize our deferred tax assets and we have therefore recorded a full valuation allowance against the deferred tax assets in our consolidated financial statements. Based on our estimates for 2007 and beyond, we believe the uncertainty regarding the ability to realize our deferred tax assets may diminish to the point where the recognition of our deferred tax assets may be warranted in the future. If we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be recorded in the period when such determination is made.
Net deferred tax assets of the Fourth Shift acquisition in 2001 were approximately $12.0 million, all of which were fully reserved through a valuation allowance, thereby increasing the portion of the total purchase price allocated to goodwill. Any subsequent recognition by us of a pre-acquisition tax benefit will be recorded as a reduction to goodwill as opposed to an income tax benefit in our consolidated statement of operations. As a result, future income tax expense (benefit) will not be impacted by reductions of the valuation allowance related to these pre-acquisition deferred tax assets. In addition, prior to any changes in our overall assessment in the realizability of our fully reserved deferred tax assets, if we generate taxable income in the U.S. or certain other international jurisdictions and utilize pre-acquisition net operating loss carry forwards to offset this income, we will recognize income tax expense at the applicable statutory rate in our consolidated statement of operations.
Discontinued Operations. In accordance with the bankruptcy and reorganization plan of AremisSoft Corporation (“AremisSoft”), our former parent, we retain a 10% interest in net collections by the Liquidating Trust (the “Trust”) established to pursue litigation claims and collection of assets remaining in AremisSoft after bankruptcy. Because neither we nor any of our executives have any affiliation with the Trust, other than our 10% interest in net collections, we cannot predict if there will be any future cash distributions. Additionally, after we had separated from AremisSoft, we maintained an obligation in accrued expenses on our consolidated balance sheet. We reversed this accrual in first quarter 2006 and recorded income from discontinued operations of $0.4 million, net of income taxes, in our consolidated statement of operations.
Preferred Stock Dividends. Preferred stock dividends impact our net income (loss) available to common shareholders. We recorded cash dividends from our Series C Convertible Preferred Stock (“Series C Stock”), Series C-1 Convertible Preferred Stock (“Series C-1 Stock”) and Series D Convertible Preferred Stock (“Series D Stock”). In the first and second quarters of 2006, dividends were recorded on the Series C Stock at a rate of 6%. In the first and second quarters of 2007, dividends were recorded on the Series C-1 Stock and the Series D Stock at a rate of 8%. Refer to Note 13 to Consolidated Financial Statements in our 2006 Annual Report on Form 10-K for a more detailed discussion of our preferred stock transactions. Going forward, we anticipate that our preferred stock dividends will be approximately $0.5 million per quarter.
Liquidity and Capital Resources
Cash and Cash Equivalents. At March 31, 2007, we had $15.4 million of cash and cash equivalents and restricted cash, an increase of $0.8 million from September 30, 2006. Our most significant source of operating cash flows is generally derived from license, maintenance and professional services revenues. Our primary uses of cash from operating activities are for employee costs and third-party costs for services and facilities.
Working Capital Deficit. Our working capital deficit, defined as current assets less current liabilities, was $11.8 million at March 31, 2007 and $10.8 million at September 30, 2006. The increase in our working capital deficit was primarily due to the increase in accounts receivable, resulting from increased revenues in 2007, offset by the increase in the current portion of long-term obligations, as required by our loan agreement, and the increase in deferred revenue.
Cash Flows from Operating Activities. We generated $2.1 million of cash from operations in second quarter year to date 2007 compared to $1.6 million in the 2006 comparable period. All of this operating cash flow was from continuing operations. Significant non-cash expenses in 2007 included $2.5 million of depreciation and amortization and $0.9 million of stock-based compensation, compared to $2.8 million and $0.9 million, respectively, in 2006. The remaining cash used in or provided by operating activities was due primarily to changes in our working capital accounts as discussed above.
Cash Flows from Investing Activities. We used $0.6 million cash for investing activities in 2007, primarily for purchases of furniture, fixtures and equipment. In the 2006 comparable period, we used $2.5 million cash, including $1.9 million for the acquisition of the Infra business and $0.5 million for purchases of furniture, fixtures and equipment.
Cash Flows from Financing Activities. We used $0.8 million and $0.4 million cash for financing activities in 2007 and 2006, respectively, primarily for dividends on our outstanding preferred stock.
Commitments and Capital Adequacy
As of March 31, 2007, our primary commitments are for leased office space and payments on our long-term debt and lease obligations. We had no significant commitments for capital expenditures. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2006 Annual Report on Form 10-K for a table showing our contractual obligations. There were no significant changes to our contractual obligations during the three and six months ended March 31, 2007.
We believe that cash flows from operations together with our cash and cash equivalents will be sufficient to meet our commitments and our cash requirements for at least the next twelve months. Nevertheless, our credit agreement requires us to satisfy specific financial and operational covenants. In particular, we are required to maintain, at the end of each calendar quarter, specified levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”) measured for the three months ended December 31, 2006, the six months ended March 31, 2007, the nine months ended June 30, 2007, and the twelve months ended for each quarter thereafter. This requirement was $2.9 million at March 31, 2007. Our actual EBITDA calculated according to the agreement was $3.3 million. The EBITDA requirement for the nine months ended June 30, 2007 is $5.1 million. Future twelve month EBITDA requirements range from $8.0 million, at September 30, 2007, to $10 million at September 30, 2009. We are also required to maintain a ratio of EBITDA less capital expenditures to fixed charges over the same twelve month periods ranging from 0.83 to 1.1, and lesser ratios during the three, six and nine months ending December 31, 2006, March 31, 2007 and June 30, 2007. We are also required to limit our capital expenditures to $3.6 million in fiscal 2007 and $3.0 million in fiscal 2008. For fiscal years thereafter, the capital expenditure limit is renegotiated each year.
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
Off-Balance Sheet Arrangements
As of March 31, 2007, the Company did not engage in any off-balance sheet arrangements as defined in Item 303 (a) (4) of Regulation S-K under the Securities Act of 1934, as amended, that have, or are likely to have, a material current or future effect on our consolidated financial position or results of operations.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2007. Notwithstanding the material weaknesses discussed below, the Company’s management has concluded that the financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects the Company’s financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.
A material weakness is a control deficiency, or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
Material Weaknesses in Internal Control over Financial Reporting
Although we have not yet been required to assess and report on the effectiveness of our internal control over financial reporting, we have concluded that the material weaknesses disclosed as of September 30, 2006 regarding internal controls over accounting for income taxes required under SFAS No. 109 and over the period-end and financial reporting process continue to exist as of March 31, 2007. Specifically:
•	We did not maintain effective controls to ensure that the tax accounting was accurately presented for unique transactions and situations or that the related tax accounting was appropriately reviewed to ensure compliance with generally accepted accounting principles. This control deficiency resulted in the restatement of our interim and annual consolidated financial statements for the year ended September 30, 2004, and our interim consolidated financial statements for the quarters ended December 31, 2004 and March 31, 2005. This control deficiency could result in a material misstatement to the tax provision and related tax accounts and disclosures in our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, our management determined that this control deficiency represents a material weakness in internal control over financial reporting as of March 31, 2007.

•	We did not maintain effective controls over the period-end financial reporting process to ensure that our June 30, 2005 Quarterly Report on Form 10-Q was originally filed accurately. In our rushed attempt to correct the income tax accounting for 2004 by the filing deadline in the context of the aforementioned control deficiency, we filed our June 30, 2005 Quarterly Report on Form 10-Q prior to completion of our usual review controls and procedures. The report as originally filed contained errors in the cash flow statement, the restatement footnote and management’s discussion and analysis sections regarding the restatement. This control deficiency resulted in the need to amend our June 30, 2005 Quarterly Report on Form 10-Q. This control deficiency could result in a material misstatement to the aforementioned disclosures in our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, our management determined that this control deficiency represents a material weakness in internal control over financial reporting as of March 31, 2007.

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
Changes in Internal Control over Financial Reporting
We continue to implement upgrades to our current financial systems. Certain upgrades were implemented in the period covered by this Quarterly Report on Form 10-Q. These changes, primarily involving our consolidation process, did not result in significant changes to our internal controls. A larger number of system upgrades will occur in our next fiscal quarter and will result in certain changes to our internal controls. As a result, our management will not test or rely on some of the recurring internal controls from previous quarters. However, we expect management to perform other procedures and analysis to ensure that our financial statements are materially correct for these future periods. There have been no other changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Effective September 30, 2007, we will become an “accelerated filer” under the Sarbanes-Oxley Act of 2002. As a result, we will be required to state whether our internal controls over financial reporting are effective as of September 30, 2007 and we will be required to obtain attestation of our independent registered public accounting firm to management’s conclusion. If our management is not able to come to a conclusion that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to attest to management’s conclusion, investors could lose confidence in our reported financial information.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Our Annual Meeting of Stockholders was held on February 5, 2007. There were 57,953,736 shares of our common stock entitled to vote at the meeting and a total of 50,885,124 shares (87.8%) were represented, by proxy or in person, at the meeting. Voting on the matters presented at the meeting was as follows:
1. Election of Director W. Douglas Lewis: For 50,392,709, Withhold 492,415.
2. Election of Director Jeffrey Vorholt: For 50,392,046, Withhold 493,078.
3. Approval of an amendment to the 2001 Stock Incentive Plan to increase authorized shares by 1,500,000:
For 22,091,879, Against 3,100,701, Abstain 6,446,564, Broker Non-Vote 19,245,980.
Item 5. Other Information
Not applicable.
Item 6. Exhibits

10.13	First Amendment to Credit Agreement, dated as of October 5, 2006, with Wells Fargo Foothill, Inc.

10.14	Second Amendment to Credit Agreement, dated as of March 15, 2007, with Wells Fargo Foothill, Inc.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Randal B. Tofteland

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Gregg A. Waldon

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SoftBrands, Inc.

Date: May 15, 2007	By:	/s/ GREGG A. WALDON Gregg A. Waldon
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)