Form 10-Q
period 2007-06-30
SoftBrands, Inc.
filed 2007-08-14
CIK 1311926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
YES ☑ NO ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share	41,338,375
(Title of class)	(Outstanding at July 31, 2007)

SoftBrands, Inc.
Quarterly Report on Form 10-Q

PART I. – FINANCIAL INFORMATION
Item 1. Financial Statements

SoftBrands, Inc.
Consolidated Balance Sheets

	June 30,	September 30,
	2007	2006
(In thousands, except share and per share data)	(Unaudited)	(See Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$12,203	$14,520
Accounts receivable, net	15,833	7,555
Prepaid expenses and other current assets	4,577	3,542

Total current assets	32,613	25,617
Furniture, fixtures and equipment, net	2,556	2,787
Restricted cash	83	73
Goodwill	35,170	35,021
Intangible assets, net	8,253	10,844
Other long-term assets	292	705

Total assets	$78,967	$75,047

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term obligations	$3,551	$2,618
Revolving loan	921	—
Accounts payable	2,699	2,110
Accrued expenses	9,203	6,870
Accrued restructuring costs	1,688	936
Deferred revenue	24,554	22,560
Other current liabilities	3,385	1,288

Total current liabilities	46,001	36,382
Long-term obligations	16,967	19,302
Other long-term liabilities	761	835

Total liabilities	63,729	56,519

Commitments and contingencies
Stockholders’ equity:
Series A and undesignated preferred stock, $.01 par value; 10,647,973 shares authorized; no shares issued or outstanding	—	—
Series B convertible preferred stock, $.01 par value; 4,331,540 shares authorized, issued and outstanding; liquidation value of $4,591	5,068	5,068
Series C-1 convertible preferred stock, $.01 par value; 18,000 shares authorized, issued and outstanding; liquidation value of $18,000 plus unpaid dividends	18,000	18,000
Series D convertible preferred stock, $.01 par value; 6,673 shares authorized, 6,000 shares issued and outstanding; liquidation value of $6,000 plus unpaid dividends	5,051	5,051
Common stock, $.01 par value; 110,000,000 shares authorized; 41,289,125 and 41,024,960 shares issued and outstanding, respectively	413	410
Additional paid-in capital	173,946	173,791
Accumulated other comprehensive loss	(1,259)	(1,670)
Accumulated deficit	(185,981)	(182,122)

Total stockholders’ equity	15,238	18,528

Total liabilities and stockholders’ equity	$78,967	$75,047

The accompanying notes are an integral part of these consolidated financial statements.

SoftBrands, Inc.
Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
(In thousands, except per share data)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Software licenses	$4,274	$1,653	$12,607	$6,571
Maintenance and support	14,431	10,480	41,670	31,447
Professional services	4,071	3,521	13,416	10,583
Third-party software and hardware	845	473	2,348	1,644

Total revenues	23,621	16,127	70,041	50,245

Cost of revenues:
Software licenses	904	585	2,133	2,501
Maintenance and support	4,058	3,349	12,157	9,891
Professional services	3,952	3,127	12,585	9,381
Third-party software and hardware	772	351	1,913	1,126

Total cost of revenues	9,686	7,412	28,788	22,899

Gross profit	13,935	8,715	41,253	27,346

Operating expenses:
Selling and marketing	5,341	3,399	15,316	9,356
Research and product development	3,399	2,670	10,574	7,662
General and administrative	4,989	4,563	15,508	14,392
Restructuring costs	1,630	—	1,630	—

Total operating expenses	15,359	10,632	43,028	31,410

Operating loss	(1,424)	(1,917)	(1,775)	(4,064)

Interest expense	(492)	(3)	(1,436)	(9)
Other income (expense), net	(118)	189	(158)	362

Loss from continuing operations before provision for (benefit from) income taxes	(2,034)	(1,731)	(3,369)	(3,711)

Provision for (benefit from) income taxes	(387)	8	586	13

Loss from continuing operations	(1,647)	(1,739)	(3,955)	(3,724)

Discontinued operations:
Income from discontinued operations, net of tax	—	5	—	393

Net loss	(1,647)	(1,734)	(3,955)	(3,331)

Preferred stock dividends	(485)	(273)	(1,467)	(819)

Net loss available to common shareholders	$(2,132)	$(2,007)	$(5,422)	$(4,150)

Basic and diluted earnings (loss) per common share:
Continuing operations	$(0.05)	$(0.05)	$(0.13)	$(0.11)
Discontinued operations	0.00	0.00	0.00	0.01

Net loss available to common shareholders	$(0.05)	$(0.05)	$(0.13)	$(0.10)

Weighted-average common shares outstanding:
Basic and diluted	41,283	40,198	41,264	40,125

The accompanying notes are an integral part of these consolidated financial statements.

SoftBrands, Inc.
Consolidated Statements of Cash Flows

	Nine Months Ended June 30,
	2007	2006
(In thousands)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Loss from continuing operations	$(3,955)	$(3,724)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Deferred income taxes	197	—
Depreciation and amortization	3,858	3,773
Stock-based compensation	1,276	1,593
Foreign currency transaction gain	—	(116)
Provision for doubtful accounts	43	48
Change in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(8,556)	(738)
Prepaid expenses and other current assets	(1,196)	(321)
Accounts payable	589	(918)
Accrued expenses and restructuring costs	2,489	(360)
Deferred revenue	1,994	1,488
Other current liabilities	1,900	(330)
Other long-term assets and liabilities	441	(72)

Net cash provided by (used in) operating activities	(920)	323

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(1,907)
Purchases of furniture, fixtures and equipment	(879)	(928)
Change in restricted cash	(10)	48

Net cash used in investing activities	(889)	(2,787)

Cash flows from financing activities:
Issuance of long-term obligations	22	—
Short-term borrowings (repayments), net	921	—
Repayment of long-term obligations	(1,436)	(236)
Net proceeds from issuance of common stock	349	331
Preferred stock dividends paid	(871)	(951)

Net cash used in financing activities	(1,015)	(856)

Effect of exchange rates on cash balances	507	3

Change in cash and cash equivalents	(2,317)	(3,317)

Cash and cash equivalents:
Beginning of period	14,520	16,034

End of period	$12,203	$12,717

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
We have investments of less than 50% in two companies: HIS-MSC Co. Ltd. in Thailand (49.99%) and Hotel Information Systems Phils. Inc. in the Philippines (40%). In both cases, our investment and share of investee operations are not significant. In January 2007, multiple changes began to take place in the Thailand organization, including the involvement of our management personnel in day to day operations. We evaluated this investment using the guidance provided by FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and determined that, with this increased management involvement, our economic interest is now greater than 50% when taking into account qualitative economic factors. Accordingly, the Thailand operations are now consolidated into our financial statements. We continue to account for the Philippines investment using the equity method of accounting as previously disclosed.
Use of Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates.
Fiscal Periods
Our fiscal year is from October 1 to September 30. Unless otherwise stated, references herein to our third quarter and year to date relate to the three and nine month periods ended June 30. References to the years 2007 and 2006 relate to our fiscal years ended September 30, 2007 and 2006, respectively.
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

The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006 (our 2008 fiscal year), although early adoption is permitted. We have not yet determined the impact, if any, of FIN 48 on our consolidated financial statements.
In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The use of both of these methods is referred to as the “dual approach” and should be combined with the evaluation of qualitative elements surrounding the errors in accordance with SAB No. 99, Materiality. SAB 108 must be implemented by the end of our 2007 fiscal year. We do not expect the adoption of SAB 108 to have a significant impact on our consolidated financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (our 2009 fiscal year), although early adoption is permitted. We have not yet determined the impact, if any, of SFAS 157 on our consolidated financial statements.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (our 2009 fiscal year). We have not yet determined the impact, if any, of SFAS 159 on our consolidated financial statements.
Note 2. Acquisitions
MAI Systems Corporation
On August 14, 2006, we acquired all of the outstanding shares of MAI Systems Corporation (“MAI”), and its subsidiary Hotel Information Systems (“HIS”), a provider of total information technology solutions to the hospitality, resort and destination industry. For information on this acquisition, refer to Note 7 to Consolidated Financial Statements in our 2006 Annual Report on Form 10-K. Goodwill related to this acquisition was increased by $0.1 million in 2007, primarily for adjustments to certain assets and obligations. The purchase price allocation is considered preliminary pending final analysis of certain assumed liabilities and is expected to be completed in fourth quarter 2007. The purchase price included approximately $2.5 million deposited in escrow to cover the indemnity obligations of the shareholders of MAI. The amount deposited will be distributed to those shareholders on December 31, 2007 to the extent there have been no approved claims, and there are no pending claims, for indemnity. If any of the escrow deposit is returned to us, it will be applied to reduce the goodwill recorded in the acquisition.
Infra Business Solutions GmbH
On October 1, 2005, we acquired all of the outstanding shares of Infra Business Solutions GmbH (“Infra”), a privately held German software company that is a reseller and development partner of SAP Business One. For information on this acquisition, refer to Note 7 to Consolidated Financial Statements in our 2006 Annual Report on Form 10-K.

Unaudited Pro Forma Data
Our unaudited pro forma consolidated results of operations, as if the MAI acquisition had occurred at the beginning of the period presented, were as follows (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	June 30, 2006	June 30, 2006
Revenues	$23,175	$70,731
Loss from continuing operations available to common shareholders	(2,052)	(4,733)
Net loss available to common shareholders	(2,047)	(4,340)
Basic and diluted loss per share:
Continuing operations	(0.05)	(0.12)
Net loss available to common shareholders	(0.05)	(0.11)
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
Note 3. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill, by reportable segment, were as follows (in thousands):

	Manufacturing	Hospitality	Total
Balance at September 30, 2006	$22,354	$12,667	$35,021
Adjustments	—	149	149

Balance at June 30, 2007	$22,354	$12,816	$35,170

The adjustments to goodwill in 2007 were primarily related to purchase accounting adjustments from the MAI acquisition in our hospitality segment (see Note 2).
Intangible Assets
Intangible assets were as follows (in thousands):

	June 30, 2007			September 30, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired technology	$21,257	$(20,326)	$931	$21,157	$(19,820)	$1,337
Capitalized software development	3,707	(1,750)	1,957	3,707	(1,027)	2,680
Consulting and non compete agreements	2,952	(1,002)	1,950	2,952	(226)	2,726
Customer relationships	2,700	(473)	2,227	2,700	(68)	2,632
Other	1,946	(758)	1,188	1,946	(477)	1,469

	$32,562	$(24,309)	$8,253	$32,462	$(21,618)	$10,844

Total amortization of intangibles was $0.9 million and $2.7 million for third quarter and year to date 2007, compared to $0.7 million and $2.9 million for the comparable periods in 2006. Amortization of acquired technology and capitalized software development used for resale is recorded as cost of revenues related to software licenses.
The estimated future annual amortization expense for intangibles subject to amortization is as follows (in thousands):

Remainder of 2007	$930
2008	3,143
2009	2,438
2010	670
2011	572
Thereafter	500

$8,253

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
Stock-based compensation expense was recorded as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Cost of revenues	$71	$57	$199	$147
Operating expenses:
Selling, general and administrative	287	558	865	1,306
Research and product development	71	43	212	140

	$429	$658	$1,276	$1,593

The estimated fair value of restricted stock units is based on the fair market value of our common stock on the date of grant. The fair value of each share-based award (other than restricted stock units) was estimated on the grant date using the Black-Scholes option pricing model and the following assumptions:

	Nine Months Ended
	June 30,
	2007	2006
Risk-free interest rate	4.6 - 4.8%	4.4 - 5.0%
Volatility	46.0%	80.0%
Weighted average life (years)	5.0	5.0
Dividend yield	0.0%	0.0%
Our volatility assumption was changed beginning October 1, 2006, when it was reduced from 80% to 46%, primarily reflecting the historical volatility experienced since our common stock has been listed on The American Stock Exchange. Prior to October 1, 2006, our volatility considered both our historical experience and the observable market prices of equity instruments of similar companies due to our limited historical stock trading experience. This change did not have a significant impact on the amount of stock-based compensation expense recorded in third quarter or year to date 2007.

The activity for stock options was as follows:

		Weighted	Weighted-Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of Options	Exercise	Contractual	Value
	(in 000’s)	Price	Life (Years)	(in 000’s)
Outstanding, September 30, 2006	9,653	$2.25	6.3	$611
Granted	—	—
Exercised	(188)	1.63		62
Cancelled	(1,023)	2.87

Outstanding, June 30, 2007	8,442	2.19	5.4	2,494

Exercisable, June 30, 2007	7,640	2.25	5.2	2,115

The activity for restricted stock units and stock appreciation rights was as follows:

	Restricted Stock Units		Stock Appreciation Rights
		Weighted		Weighted
	Non-Vested	Average	Number	Average
	Shares	Grant Date	of SARs	Grant Date
	(in 000's)	Fair Value	(in 000's)	Fair Value
Outstanding, September 30, 2006	301	$2.06	1,414	$1.26
Granted	1,054	1.70	657	0.83
Vested	(65)	2.08	—	—
Cancelled	(78)	1.90	(135)	1.05

Outstanding, June 30, 2007	1,212	1.76	1,936	1.05

As of June 30, 2007, there was approximately $4.0 million, net of estimated forfeitures, of total unrecognized compensation expense related to stock-based arrangements granted under the 2001 Plan. This expense is expected to be recognized over a weighted-average period of approximately two years.
Note 5. Restructuring Costs
In third quarter 2007, we recorded restructuring costs of $1.6 million, which consisted of employee termination costs, including severance and associated outplacement costs. This restructuring plan is designed to improve the profitability and long-term growth prospects of our manufacturing segment. We identified 63 positions for elimination which will be achieved through early retirement packages offered to employees, voluntary separations, and involuntary separations, as necessary. Of the positions identified for elimination, 39 were eliminated as of June 30, 2007. This restructuring is scheduled to be completed by the end of our first quarter fiscal year 2008.
We expect to incur additional charges related to this restructuring of approximately $0.2 million, primarily in our fourth quarter 2007. These additional charges will include primarily employee termination costs for certain individuals whose employment terminates at that time as part of the restructuring. These incremental costs did not meet the requirements for accrual in third quarter 2007.

The activity in our restructuring accrual was as follows (in thousands):

		Acquisition
		Related
	Severance	Leases	Other	Total
Balance, September 30, 2006	$461	$475	$—	$936
Restructuring costs	1,630	—	—	1,630
Payments	(455)	(242)	—	(697)
Acquisition related adjustments and other	29	(210)	—	(181)

Balance, June 30, 2007	$1,665	$23	$—	$1,688

The restructuring accrual balances at September 30, 2006 relate primarily to a previous restructuring in our hospitality segment and to certain MAI acquisition related lease exit costs recorded in the fourth quarter 2006. During 2007, we determined that certain of the acquisition related lease exit cost accruals were not necessary and they were reversed against the goodwill initially recorded for the respective restructuring. There have been no other significant changes to the September 30, 2006 restructuring accruals or related plans, other than payments.
Note 6. Income Taxes
We recorded a provision for income taxes from continuing operations of approximately $0.6 million for third quarter year to date 2007, compared to a minimal provision for income taxes from continuing operations for third quarter year to date 2006. We record our interim provision for income taxes based on our estimated annual effective tax rate. Our tax provision is primarily related to U.S. alternative minimum taxes, and state and foreign income taxes, and is impacted by our net operating loss carry forwards and our ability to use them. We first must use carry forwards related to our acquisition of MAI followed by our carry forwards from Fourth Shift which we acquired in 2001. In particular, the Fourth Shift carry forwards had a full valuation allowance against them at the time of acquisition, so the applicable purchase price was allocated to goodwill and not to net deferred tax assets. Therefore, when these carry forwards are used they are recorded against goodwill rather than as an offset to tax expense. As a result of these circumstances, and due to significant changes in our period to period results, we will be experiencing significant fluctuations in our effective tax rate and respective tax provisions or benefits over the next several quarters. We currently anticipate that our tax provision will be approximately $0.3 million for the full fiscal year 2007.
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
In addition, prior to any changes in our overall assessment in the realizability of our fully reserved deferred tax assets, as discussed above, if we generate taxable income in the U.S. or certain other international jurisdictions and utilize pre-acquisition net operating loss carry forwards to offset this income, we will recognize income tax expense at the applicable statutory rate in our consolidated statement of operations.
Note 7. Commitments and Contingencies
We are periodically engaged in litigation in the ordinary course of business, including litigation seeking return of software licensing and servicing fees. We do not believe that any of such litigation is material to our ongoing operations.

Note 8. Earnings (Loss) Per Share
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
The calculation of basic and diluted earnings (loss) per share was as follows (in thousands, except per share amounts):

	Three Months Ended June 30,
	2007			2006
	Income	Shares		Income	Shares
	(Numerator)	(Denominator)	Per Share	(Numerator)	(Denominator)	Per Share
Basic:
Net income (loss) available to common shareholders	$(2,132)	—		$(2,007)	—
Common shares outstanding	—	41,283		—	40,198
Series B preferred	—	—		—	—

	(2,132)	41,283	$(0.05)	(2,007)	40,198	$(0.05)

Effect of Dilutive Securities:
Options	—	—		—	—
Warrants	—	—		—	—
Restricted stock units	—	—		—	—

Diluted	$(2,132)	41,283	$(0.05)	$(2,007)	40,198	$(0.05)

	Nine Months Ended June 30,
	2007			2006
	Income	Shares		Income	Shares
	(Numerator)	(Denominator)	Per Share	(Numerator)	(Denominator)	Per Share
Basic:
Net income (loss) available to common shareholders	$(5,422)	—		$(4,150)	—
Common shares outstanding	—	41,264		—	40,125
Series B preferred	—	—		—	—

	(5,422)	41,264	$(0.13)	(4,150)	40,125	$(0.10)

Effect of Dilutive Securities:
Options	—	—		—	—
Warrants	—	—		—	—
Restricted stock units	—	—		—	—

Diluted	$(5,422)	41,264	$(0.13)	$(4,150)	40,125	$(0.10)

The impact of the following potential common shares was excluded from the calculations above because to include them would have been antidilutive (in thousands):

	Three and Nine Months Ended
	June 30,
	2007	2006
Options	8,442	9,892
Warrants	6,478	6,078
Restricted stock units	1,212	338
Stock appreciation rights	1,936	644
Series B convertible preferred stock	4,332	4,332
Series C convertible preferred stock	—	8,955
Series C-1 convertible preferred stock	8,955	—
Series D convertible preferred stock	3,593	—

	34,948	30,239

Note 9. Comprehensive Income (Loss)
Comprehensive income, as defined by SFAS No. 130, Reporting Comprehensive Income, includes net income (loss) and items defined as other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on certain marketable securities. Total comprehensive income (loss) was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income (loss)	$(1,647)	$(1,734)	$(3,955)	$(3,331)
Foreign currency translation adjustments	381	(264)	411	(229)

Comprehensive income (loss)	$(1,266)	$(1,998)	$(3,544)	$(3,560)

Foreign currency translation adjustments were not adjusted for income taxes as substantially all translation adjustments relate to our non-U.S. subsidiaries, which are considered permanent investments. Accumulated other comprehensive loss, a separate component of stockholders’ equity on the consolidated balance sheets, was $1.3 million at June 30, 2007 and $1.7 million at September 30, 2006.
Note 10. Segment Reporting
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

Financial information by segment is as follows (in thousands):

	Three Months Ended June 30,
	2007			2006
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Revenues	$12,973	$10,648	$23,621	$12,989	$3,138	$16,127
Operating income (loss)	462	(1,886)	(1,424)	471	(2,388)	(1,917)

	Nine Months Ended June 30,
	2007			2006
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Revenues	$37,813	$32,228	$70,041	$38,631	$11,614	$50,245
Operating income (loss)	2,453	(4,228)	(1,775)	1,280	(5,344)	(4,064)
We previously reported operating income (loss) separately for our corporate function. Our corporate function represents an expense center for costs associated with the overall management of the Company, including strategy, financing, accounting, legal, human resources, information technology, directors, insurance, marketing, public company compliance and other overhead costs. These expenses are not directly attributable to our manufacturing and hospitality reporting segments. In fourth quarter 2006, we began allocating these costs to the manufacturing and hospitality segments based on average headcount. The amounts presented above for 2006 have been reclassified to be consistent with the 2007 presentation.
Revenues by geographic location were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
United States	$12,318	$9,057	$40,207	$26,469
United Kingdom	4,827	4,257	14,302	13,197
Other	6,476	2,813	15,532	10,579

	$23,621	$16,127	$70,041	$50,245

The Company’s long-lived assets by geographic location were as follows (in thousands):

	June 30,	September 30,
	2007	2006
United States	$1,278	$1,459
Other	1,278	1,328

	$2,556	$2,787

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
Fiscal Year
Our fiscal year is from October 1 to September 30. Unless otherwise stated, references to our third quarter and third quarter year to date relate to the three and nine month periods ended June 30. References to the years 2007 and 2006 relate to the fiscal years ended September 30, 2007 and 2006, respectively.
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
Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to Consolidated Financial Statements in our 2006 Annual Report on Form 10-K for a detailed discussion of our accounting policies, estimates and disclosures. There have been no significant changes to these items in 2007.

Introduction and Overview
Our third quarter 2007 operating results were in line with our expectations and showed significant improvement over second quarter 2007 from both a revenue and profitability perspective. Revenues from software licenses increased significantly, comprising 18% of total revenues in the third quarter 2007. Total revenues increased more than 10% sequentially and we continued to improve our operating results.
We also improved the long-term profitability profile of the company with the restructuring actions taken in our manufacturing segment. This restructuring more closely aligns our resources with the growth initiatives that are important to our success. During the third quarter 2007, we continued our implementations with two SAP large enterprise customers in the food and beverage segment of our manufacturing business. We believe there is a significant opportunity to further penetrate these global manufacturers as we prove our capabilities over time.
We also made improvements in our hospitality segment, where total revenues increased by 14% from second quarter 2007. We continued to make progress at two of our largest ongoing implementations, which was instrumental to recognizing revenue related to these projects, as well as opening the door for potential future projects with these customers.
We have a positive outlook for each of our manufacturing and hospitality segments and are optimistic that we will achieve our financial goals for fiscal 2007. We expect to show sequential improvement in our revenues in fourth quarter 2007, and expect revenues for the full year 2007 to be approximately $95 million. Nevertheless, our operations continue to be highly variable from quarter to quarter based on timing of contracts and other matters, and achievement of these results will depend on a number of risks and matters beyond our control, including the risks identified in Part I, Item 1A of our 2006 Annual Report on Form 10-K.

Results of Operations
Revenues. The following tables summarize revenue by reportable segment and revenue type for the third quarter and third quarter year to date 2007 and 2006 (in thousands):

	Three Months Ended June 30,
	2007			2006
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Software licenses	$1,786	$2,488	$4,274	$1,418	$235	$1,653
Maintenance and support	8,522	5,909	14,431	8,075	2,405	10,480
Professional services	2,470	1,601	4,071	3,023	498	3,521
Third-party software and hardware	195	650	845	473	—	473

Total	$12,973	$10,648	$23,621	$12,989	$3,138	$16,127

	% Change
	Manufacturing	Hospitality	Total
Software licenses	26.0%	958.7%	158.6%
Maintenance and support	5.5%	145.7%	37.7%
Professional services	-18.3%	221.5%	15.6%
Third-party software and hardware	-58.8%		78.6%
Total	-0.1%	239.3%	46.5%

	Nine Months Ended June 30,
	2007			2006
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Software licenses	$4,468	$8,139	$12,607	$5,123	$1,448	$6,571
Maintenance and support	24,479	17,191	41,670	23,756	7,691	31,447
Professional services	8,276	5,140	13,416	8,730	1,853	10,583
Third-party software and hardware	590	1,758	2,348	1,022	622	1,644

Total	$37,813	$32,228	$70,041	$38,631	$11,614	$50,245

	% Change
	Manufacturing	Hospitality	Total
Software licenses	-12.8%	462.1%	91.9%
Maintenance and support	3.0%	123.5%	32.5%
Professional services	-5.2%	177.4%	26.8%
Third-party software and hardware	-42.3%	182.6%	42.8%
Total	-2.1%	177.5%	39.4%

The following tables summarize revenue by geography for third quarter and third quarter year to date 2007 and 2006 (in thousands):

	Three Months Ended June 30,
	2007			2006
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Americas	$7,584	$5,015	$12,599	$7,525	$1,385	$8,910
Europe, Middle East and Africa	3,545	2,490	6,035	3,656	1,357	5,013
Asia Pacific	1,844	3,143	4,987	1,808	396	2,204

Total	$12,973	$10,648	$23,621	$12,989	$3,138	$16,127

	% Change
	Manufacturing	Hospitality	Total
Americas	0.8%	262.1%	41.4%
Europe, Middle East and Africa	-3.0%	83.5%	20.4%
Asia Pacific	2.0%	693.7%	126.3%
Total	-0.1%	239.3%	46.5%

	Nine Months Ended June 30,
	2007			2006
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Americas	$21,976	$19,010	$40,986	$22,451	$4,516	$26,967
Europe, Middle East and Africa	10,660	7,100	17,760	10,868	5,507	16,375
Asia Pacific	5,177	6,118	11,295	5,312	1,591	6,903

Total	$37,813	$32,228	$70,041	$38,631	$11,614	$50,245

	% Change
	Manufacturing	Hospitality	Total
Americas	-2.1%	320.9%	52.0%
Europe, Middle East and Africa	-1.9%	28.9%	8.5%
Asia Pacific	-2.5%	284.5%	63.6%
Total	-2.1%	177.5%	39.4%
Manufacturing Segment
In third quarter 2007, manufacturing revenues were comparable to third quarter 2006. For third quarter year to date, manufacturing revenues decreased 2.1% from the comparable period in 2006, with increased maintenance and support revenues being more than offset by declines in the other revenue categories.
Software License Revenue. Our manufacturing software license revenue increased 26.0% in third quarter 2007 from the same period in 2006, primarily due to increased sales of Fourth Shift Edition products in our SAP business. Despite this quarterly increase, manufacturing software license revenues decreased 12.8% for third quarter year to date 2007 from the comparable period in 2006. The increase in SAP-related product sales was not enough to offset declining sales of our Fourth Shift product in our base business. Although we will continue to service our large base of existing customers on Fourth Shift and other manufacturing solutions, we are focusing on our SAP-centric product, Fourth Shift Edition for SAP Business One, for new customers. This change in sales model is a lengthy process and we are continuing to develop the infrastructure necessary to support future growth in our manufacturing software business.

Maintenance and Support Revenue. Our maintenance and support revenue for manufacturing products increased 5.5% and 3.0% in third quarter and year to date 2007 from the comparable periods in 2006. This revenue stream continues to be strong for our business and provides a high degree of visibility and predictability in the near term.
Professional Services Revenue. Our professional services revenue decreased 18.3% and 5.2% in third quarter and year to date 2007 from the comparable periods in 2006. These decreases were due to declining services in our base business, which have not yet been offset by our new efforts in the SAP business. This revenue stream also provides a high degree of predictability in the near term, as the majority of our service revenue comes from contracts in place at the time we begin a given quarter.
Third-Party Software and Hardware Revenue. Our third party software and hardware revenue decreased 58.8% and 42.3% in third quarter and year to date 2007 from the comparable periods in 2006. Since the sales of third party hardware are generally done as a courtesy to provide full solutions to our customers, it is a more volatile stream of revenue, and will fluctuate based on mix and customer demand.
Revenue by Geography. All of our regions were either comparable or experienced slight declines in manufacturing revenues for the third quarter and year to date 2007, as compared to the same periods in 2006, due primarily to the changes in revenues as discussed above.
Hospitality Segment
In third quarter and year to date 2007, we experienced overall increases in hospitality revenues of 239.3% and 177.5%, respectively, from the comparable periods in 2006. The vast majority of this significant increase was the result of the revenues contributed by the HIS business, which we acquired in August 2006, including low seven-figure contracts secured with the United States Navy in the first quarter 2007 and a hospitality customer in the third quarter 2007.
Software License Revenue. Our hospitality software license revenue increased 958.7% and 462.1% in third quarter and year to date 2007 from the comparable periods in 2006. These increases were due to the contribution from the acquired HIS business in 2007 and the United States Navy contract mentioned above.
Maintenance Revenue. Hospitality maintenance revenue increased 145.7% and 123.5% in third quarter and year to date 2007 from the comparable periods in 2006. The majority of this increase was due to the contribution from the acquired HIS business in 2007.
Professional Services. Our hospitality professional services revenue increased 221.5% and 177.4% in third quarter and year to date 2007 from the comparable periods in 2006. This again was primarily due to the acquisition of HIS.
Third-Party Software and Hardware Revenue. Third party software and hardware revenue also increased in third quarter and year to date 2007 from the comparable periods in 2006. Since the sales of third party hardware are generally done as a courtesy to provide full solutions to our customers, it is a more volatile stream of revenue, and will fluctuate based on mix and customer demand.
Revenue by Geography. The Americas region continues to provide the majority of our hospitality revenue for third quarter and year to date 2007. Significant growth was experienced in all regions for these periods due primarily to the contributions from the acquired HIS business.

Gross Margin. The following table summarizes gross margin percentages by reportable segment and revenue type for third quarter and third quarter year to date 2007 and 2006:

	Three Months Ended June 30,
	2007			2006
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Software licenses	88.6%	71.8%	78.8%	60.2%	91.5%	64.6%
Maintenance and support	78.6%	60.6%	71.9%	76.2%	40.7%	68.0%
Professional services	5.7%	-3.7%	3.0%	14.3%	-7.4%	11.2%
Third-party software and hardware	-7.8%	13.5%	8.5%	24.5%	0.0%	25.8%
Total	64.8%	50.7%	59.0%	58.1%	37.0%	54.0%

	Nine Months Ended June 30,
	2007			2006
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Software licenses	86.0%	81.5%	83.1%	53.3%	92.5%	61.9%
Maintenance and support	78.6%	59.8%	70.8%	76.4%	44.3%	68.5%
Professional services	14.0%	-6.4%	6.2%	11.2%	12.3%	11.4%
Third-party software and hardware	8.0%	22.0%	18.5%	21.1%	48.6%	31.5%
Total	64.2%	52.7%	58.9%	57.1%	45.4%	54.4%
Manufacturing Segment
Our overall manufacturing gross margin was 64.8% for third quarter 2007, up from 58.1% for the same period in 2006. On a year to date basis, overall gross margin was 64.2% in 2007, up from 57.1% for the comparable period in 2006.
Our manufacturing software license margin improved to 88.6% and 86.0% for third quarter and year to date 2007 from 60.2% and 53.3% in the comparable periods of 2006, due primarily to a reduction in costs. Our cost of license revenue includes amortization of acquired software, amortization of capitalized costs for internally developed software, and costs for third-party software that is embedded into some of our products. A key factor in the improved gross margin in 2007 was the reduction in amortization expense as we completed amortization of some of our older software intangibles. This reduction was partially offset by increased royalty expenses, such as royalties due to SAP for our Fourth Shift Edition product.
Maintenance and support gross margin was 78.6% for both third quarter and year to date 2007 comparable to the 76.2% and 76.4% reported for the same periods in 2006. Our manufacturing support center in Bangalore, India continued to help manage maintenance costs. Professional services margin decreased to 5.7% for third quarter 2007 from 14.3% for the same period in 2006, primarily due to underutilization of our professional services group in the EMEA region. On a year to date basis, professional services margin increased from 11.2% in 2006 to 14.0% in 2007. Our third-party software and hardware revenue and related gross margins continue to be highly variable based on the pricing and the third party products chosen by customers.
Hospitality Segment
Our overall hospitality gross margin was 50.7% and 52.7%% for third quarter and year to date 2007, up from 37.0% and 45.4% for the same periods in 2006.
Our hospitality software license margin was 71.8% and 81.5% for third quarter and year to date 2007 compared to 91.5% and 92.5% for the comparable periods in 2006. While margin dollars increased with the contribution from the acquired HIS business, there was also increased amortization expense related to intangible assets from that acquisition. Hospitality maintenance and support margin increased to 60.6% and

59.8% for third quarter and year to date 2007 from 40.7% and 44.3% for the comparable periods in 2006. This increase was due to the acquisition of HIS, cost reductions and a small increase in margins resulting from a higher portion of maintenance volumes being serviced by our facility in Bangalore, India.
Hospitality professional service margins were -3.7% and -6.4% for third quarter and year to date 2007 from -7.4% and 12.3% for the comparable periods in 2006. The negative margins were the result of customer delays in two large deployments of services, which resulted in the underutilization of our professional services group. We have incurred staffing costs for these projects without any related revenue. Our third-party software and hardware revenue and related gross margins continue to be highly variable based on the mix of hardware and software and the third party products chosen by customers.
Operating Expenses and Operating Income (Loss). The following table summarizes operating expenses and operating income (loss) for third quarter and third quarter year to date 2007 and 2006 (in thousands):

	Three Months Ended June 30,
	2007			2006
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Selling and marketing	$2,749	$2,592	$5,341	$2,271	$1,128	$3,399
Research and product development	1,552	1,847	3,399	1,880	790	2,670
General and administrative	2,073	2,916	4,989	2,931	1,632	4,563
Restructuring costs	1,630	—	1,630	—	—	—

Total	$8,004	$7,355	$15,359	$7,082	$3,550	$10,632

Operating income (loss)	$462	$(1,886)	$(1,424)	$471	$(2,388)	$(1,917)

	Nine Months Ended June 30,
	2007			2006
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Selling and marketing	$8,190	$7,126	$15,316	$6,194	$3,162	$9,356
Research and product development	4,968	5,606	10,574	5,332	2,330	7,662
General and administrative	7,081	8,427	15,508	9,265	5,127	14,392
Restructuring costs	1,630	—	1,630	—	—	—

Total	$21,869	$21,159	$43,028	$20,791	$10,619	$31,410

Operating income (loss)	$2,453	$(4,228)	$(1,775)	$1,280	$(5,344)	$(4,064)

We previously reported operating expenses separately for our corporate function. Our corporate function represents an expense center for costs associated with the overall management of the Company, including strategy, financing, accounting, legal, human resources, information technology, directors, insurance, marketing, public company compliance and other overhead costs. Beginning with the fourth quarter 2006, we began allocating these costs to our manufacturing and hospitality segments based on their average headcount. With the acquisition of HIS, and the increased headcount, these corporate costs are now, in general, more evenly split between the manufacturing and hospitality segments. The amounts presented above for third quarter and year to date 2006 have been reclassified to be consistent with the 2007 presentation.
Selling and Marketing. Selling and marketing expense includes the salaries, incentive compensation, employee benefits, travel and overhead costs of our sales and marketing personnel, as well as trade show activities and other marketing costs. These expenses increased 57.1% and 63.7% for third quarter and year to date 2007 from the comparable periods in 2006 as we continued to expand our sales force and increased demand generation activities and business development efforts to support our strategic partnerships in 2007. We also had increased expenses due to the acquired HIS business. As a percentage of revenues, selling and marketing expenses were 22.6% and 21.9% for third quarter and year to date 2007 compared to 21.1% and 18.6% in the comparable periods of 2006. For the full year 2007, we continue to expect selling and marketing expenses to range from 21% to 22% of total revenue.

Research and Product Development. Research and product development expense includes salaries, employee benefits, related overhead costs and consulting fees associated with product development, enhancements, upgrades, testing, quality assurance and documentation. Research and product development expense increased 27.3% and 38.0% for third quarter and year to date 2007 from the comparable periods in 2006. This was due, in large part, to expenses from our acquired HIS business as well as continued efforts to expand the functionality of our manufacturing and hospitality products. Research and development expense was 14.4% and 15.1% of total revenue for third quarter and year to date 2007 compared to 16.6% and 15.2% for the comparable periods in 2006. Research and development expense is expected to be in the range of 14% to 15% of total revenue for the full year 2007.
General and Administrative. General and administrative expense includes the salaries, incentive compensation, employee benefits and related overhead costs of our finance, human resources and administrative employees, as well as legal and accounting expenses, consulting and contractor fees and bad debt expense. While these expenses increased 9.3% and 7.8% for third quarter and year to date 2007 from the comparable periods in 2006, due to the acquired HIS business, they decreased as a percentage of revenue from 28.3% to 21.1% and from 28.6% to 22.1%, respectively, due to increased revenues. With continued focus on expense management and the expected growth in revenues, general and administrative expenses should be in the range of 21% to 22% of total revenues for the full year 2007.
Restructuring Costs. In third quarter 2007, we recorded restructuring costs of $1.6 million, which consisted of employee termination costs, including severance and associated outplacement costs. This restructuring plan is designed to improve the profitability and long-term growth prospects of our manufacturing segment. We identified 63 positions for elimination which will be achieved through early retirement packages offered to employees, voluntary separations, and involuntary separations, as necessary. Of the positions identified for elimination, 39 were eliminated as of June 30, 2007. This restructuring is scheduled to be completed by the end of our first quarter fiscal year 2008.
We expect to incur additional charges related to this restructuring of approximately $0.2 million, primarily in our fourth quarter 2007. These additional charges will include primarily employee termination costs for certain individuals whose employment terminates at that time as part of the restructuring. These incremental costs did not meet the requirements for accrual in third quarter 2007.
We anticipate net expense savings related to this restructuring of approximately $3.0 million in fiscal year 2008, inclusive of the additional resource investment in our SAP business. See Note 5 to Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional discussion of our restructuring activities.
Non-Operating Income and Expenses, Income Taxes, Discontinued Operations and Preferred Stock Dividends. The following table summarizes non-operating income and expenses, income taxes and discontinued operations for third quarter and third quarter year to date 2007 and 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest expense	$(492)	$(3)	$(1,436)	$(9)
Other (expense) income, net	(118)	189	(158)	362
Provision for (benefit from) income taxes	(387)	8	586	13
Income (loss) from discontinued operations, net of tax	—	5	—	393
Preferred stock dividends	(485)	(273)	(1,467)	(819)
Interest Expense. Interest expense was $0.5 million and $1.4 million for third quarter and third quarter year to date 2007, related to the outstanding indebtedness under our term loan facility which began late in fiscal 2006. Interest expense will be significantly more in 2007, as compared to 2006, because of this outstanding indebtedness and any borrowings we may make under our revolving credit facility.

Other Income, Net. Other income, net is composed principally of interest income, the effect of foreign currency transaction gains and losses and other miscellaneous non-operating items. Other income, net was not significant to the periods presented.
Provision for Income Taxes. We recorded a provision for income taxes from continuing operations of approximately $0.6 million for third quarter year to date 2007, compared to a minimal provision for income taxes from continuing operations for third quarter year to date 2006. We record our interim provision for income taxes based on our estimated annual effective tax rate for the year. Our tax provision is primarily related to U.S. alternative minimum taxes, and state and foreign income taxes, and is impacted by our net operating loss carry forwards and our ability to use them. We first must use carry forwards related to our acquisition of MAI followed by our carry forwards from Fourth Shift which we acquired in 2001. In particular, the Fourth Shift carry forwards had a full valuation allowance against them at the time of acquisition, so the applicable purchase price was allocated to goodwill and not to net deferred tax assets. Therefore, when these carry forwards are used they are recorded against goodwill rather than as an offset to tax expense. As a result of these circumstances, and due to significant changes in our period to period results, we will be experiencing significant fluctuations in our effective tax rate and respective tax provisions or benefits over the next several quarters. We currently anticipate that our tax provision will be approximately $0.3 million for the full fiscal year 2007. Our effective tax rate on a more normalized basis will be approximately 38%.
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
In addition, prior to any changes in our overall assessment in the realizability of our fully reserved deferred tax assets, as discussed above, if we generate taxable income in the U.S. or certain other international jurisdictions and utilize pre-acquisition net operating loss carry forwards to offset this income, we will recognize income tax expense at the applicable statutory rate in our consolidated statement of operations.
Discontinued Operations. In accordance with the bankruptcy and reorganization plan of AremisSoft Corporation (“AremisSoft”), our former parent, we retain a 10% interest in net collections by the Liquidating Trust (the “Trust”) established to pursue litigation claims and collection of assets remaining in AremisSoft after bankruptcy. Because neither we nor any of our executives have any affiliation with the Trust, other than our 10% interest in net collections, we cannot predict if there will be any future cash distributions. Additionally, after we had separated from AremisSoft in 2002, we maintained an obligation in accrued expenses on our consolidated balance sheet. We reversed this accrual in first quarter 2006 and recorded income from discontinued operations of $0.4 million, net of income taxes, in our consolidated statement of operations.
Preferred Stock Dividends. Preferred stock dividends impact our net income (loss) available to common shareholders. We recorded cash dividends from our Series C Convertible Preferred Stock (“Series C Stock”), Series C-1 Convertible Preferred Stock (“Series C-1 Stock”) and Series D Convertible Preferred Stock (“Series D Stock”). In the first and second quarters of 2006, dividends were recorded on the Series C Stock at a rate of 6%. In 2007, dividends were recorded on the Series C-1 Stock and the Series D Stock at a rate of 8%. Refer to Note 13 to Consolidated Financial Statements in our 2006 Annual Report on Form 10-K for a more detailed discussion of our preferred stock transactions. Going forward, we anticipate that our preferred stock dividends will be approximately $0.5 million per quarter.

Liquidity and Capital Resources
Cash and Cash Equivalents. At June 30, 2007, we had $12.3 million of cash and cash equivalents and restricted cash, a decrease of $2.3 million from September 30, 2006. Our most significant source of operating cash flows is generally derived from license, maintenance and professional services revenues. Our primary uses of cash from operating activities are for employee costs and third-party costs for services and facilities.
Working Capital Deficit. Our working capital deficit, defined as current assets less current liabilities, was $13.4 million at June 30, 2007 and $10.8 million at September 30, 2006. The increase in our working capital deficit was primarily due to the increase in accounts receivable, offset by the increase in the current portion of long-term obligations, as required by our loan agreement, and the increases in short-term borrowings under our revolving loan, deferred revenue and accrued expenses and other current liabilities. Accounts receivable increased significantly due to the increased revenues in 2007, the signing of certain large transactions near quarter end, and delayed invoicing in the Americas region due to systems conversions.
Cash Flows from Operating Activities. We used $0.9 million cash for operations for third quarter year to date 2007 compared to generating $0.3 million in the 2006 comparable period. All of this operating cash flow was from continuing operations. Significant non-cash expenses in 2007 included $3.9 million of depreciation and amortization and $1.3 million of stock-based compensation, compared to $3.8 million and $1.6 million, respectively, in 2006. The remaining cash used in or provided by operating activities was due primarily to changes in our working capital accounts as discussed above.
Cash Flows from Investing Activities. We used $0.9 million cash for investing activities in 2007, primarily for purchases of furniture, fixtures and equipment. In the 2006 comparable period, we used $2.8 million cash, including $1.9 million for the acquisition of the Infra business and $0.9 million for purchases of furniture, fixtures and equipment.
Cash Flows from Financing Activities. We used $1.0 million and $0.9 million cash for financing activities in 2007 and 2006, respectively, primarily for dividends on our outstanding preferred stock.
Commitments and Capital Adequacy
As of June 30, 2007, our primary commitments are for leased office space and payments on our long-term debt and lease obligations. We had no significant commitments for capital expenditures. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2006 Annual Report on Form 10-K for a table showing our contractual obligations. There were no significant changes to our contractual obligations during the three and nine months ended June 30, 2007.
We believe that cash flows from operations together with our cash and cash equivalents will be sufficient to meet our commitments and our cash requirements for at least the next twelve months. Nevertheless, our credit agreement requires us to satisfy specific financial and operational covenants. In particular, we are required to maintain, at the end of each calendar quarter, specified levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”) measured for the three months ended December 31, 2006, the six months ended March 31, 2007, the nine months ended June 30, 2007, and the twelve months ended for each quarter thereafter. This requirement was $5.1 million at June 30, 2007. Our actual EBITDA calculated according to the agreement was $5.3 million. Future twelve month EBITDA requirements range from $8.0 million, at September 30, 2007, to $10 million at September 30, 2009. We are also required to maintain a ratio of EBITDA less capital expenditures to fixed charges over the same twelve month periods ranging from 0.83 to 1.1, and lesser ratios during the three, six and nine months ending December 31, 2006, March 31, 2007 and June 30, 2007. We are also required to limit our capital expenditures to $3.6 million in fiscal 2007 and $3.0 million in fiscal 2008. For fiscal years thereafter, the capital expenditure limit is renegotiated each year. Beginning July 31, 2007, we also must maintain at least 35% of our cash and cash equivalents in the United States, inclusive of China, or 50% exclusive of China.
Although we were in compliance at June 30, 2007 with all of the covenants in that agreement and expect that we will continue to comply with the covenants during the coming twelve months, we have been required to renegotiate debt agreements in the past when we expected that our operations would not satisfy the covenants. We cannot be certain that, if we were to violate the credit agreement, the lenders would be agreeable to renegotiation, and if they were not, we would be required to find alternative financing to repay the debt, or risk that the lender would seek to dispose of some or all of our assets to repay the debt. We currently do not have arrangements for alternative financing, and if we were forced to obtain financing in a short period of time to avoid default, financing might not be available at all, or the terms of that financing might be very disadvantageous to us and to our stockholders.
Off-Balance Sheet Arrangements
As of June 30, 2007, the Company did not engage in any off-balance sheet arrangements as defined in Item 303 (a) (4) of Regulation S-K under the Securities Act of 1934, as amended, that have, or are likely to have, a material current or future effect on our consolidated financial position or results of operations.
New Accounting Pronouncements
There have been no recent accounting pronouncements beyond those discussed in the consolidated financial statements and accompanying notes in this Quarterly Report on Form 10-Q and management’s discussion and analysis of results of operations and financial condition included in our 2006 Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our business is subject to market risks, including changes in foreign currency exchange rates and interest rates, which are discussed in detail in Part II, Item 7A of our 2006 Annual Report on Form 10-K. There were no material changes in our market risk during the period covered by this Quarterly Report on Form 10-Q.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2007. Notwithstanding the material weaknesses discussed below, the Company’s management has concluded that the financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects the Company’s financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.
A material weakness is a control deficiency, or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
Material Weaknesses in Internal Control over Financial Reporting
Although we have not yet been required to assess and report on the effectiveness of our internal control over financial reporting, we have concluded that the material weaknesses disclosed as of September 30, 2006 regarding internal controls over accounting for income taxes required under SFAS No. 109 and over the period-end and financial reporting process continue to exist as of June 30, 2007. Specifically:
•	We did not maintain effective controls to ensure that the tax accounting was accurately presented for unique transactions and situations or that the related tax accounting was appropriately reviewed to ensure compliance with generally accepted accounting principles. This control deficiency resulted in the restatement of our interim and annual consolidated financial statements for the year ended September 30, 2004, and our interim consolidated financial statements for the quarters ended December 31, 2004 and March 31, 2005. This control deficiency could result in a material misstatement to the tax provision and related tax accounts and disclosures in our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, our management determined that this control deficiency represents a material weakness in internal control over financial reporting as of June 30, 2007.

•	We did not maintain effective controls over the period-end financial reporting process to ensure that our June 30, 2005 Quarterly Report on Form 10-Q was originally filed accurately. In our rushed attempt to correct the income tax accounting for 2004 by the filing deadline in the context of the aforementioned control deficiency, we filed our June 30, 2005 Quarterly Report on Form 10-Q prior to completion of our usual review controls and procedures. The report as originally filed contained errors in the cash flow statement, the restatement footnote and management’s discussion and analysis sections regarding the restatement. This control deficiency resulted in the need to amend our June 30, 2005 Quarterly Report on Form 10-Q. This control deficiency could result in a material misstatement to the aforementioned disclosures in our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, our management determined that this control deficiency represents a material weakness in internal control over financial reporting as of June 30, 2007.
Progress on Remediation
To further improve our internal control over accounting for income taxes, we implemented a more in-depth and comprehensive process to account for income taxes and utilized external resources with greater taxation expertise in order to ensure the proper accounting and disclosure related to income taxes. By implementing these internal control improvements, we have made significant progress in remediating the material weaknesses in internal control over financial reporting related to accounting for income taxes described above.
To further improve our internal control over financial reporting, we increased our internal knowledge base with expanded training and education, conducted additional research, reviewed unique and specialized transactions on a contemporaneous basis, continued to hire additional qualified finance individuals and added an additional level of management to our review process. We established a formal technical accounting review process (including utilization of external resources), which gives specific consideration to the accounting and income tax implications of significant discrete period non-routine transactions, such as, but not limited to, acquisitions or dispositions of businesses or assets. By implementing these internal control improvements, we expect to remediate the material weaknesses in internal control over financial reporting described above.
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
Changes in Internal Control over Financial Reporting
We continue to implement upgrades to our current financial systems. Certain upgrades were implemented in the period covered by this Quarterly Report on Form 10-Q. These changes, primarily involving our consolidation process and certain general ledger accounting systems, resulted in significant changes to our internal controls. As a result, our management will not test or rely on some of the recurring internal controls from previous quarters. However, we performed other procedures and analysis to ensure that our financial statements are materially correct for these periods. There have been no other changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The credit card industry has put forward credit card security guidelines intended to help minimize identity theft and credit card fraud. We continue to work with third party credit card security firms to enable our products and services to comply with these guidelines. However, there can be no guarantee that our products and services are completely secure from unauthorized access. Additionally, our customers may not effectively implement all of the updated security features that we introduce or make all necessary changes to their operating procedures, or that our customers will implement other required security measures. If there is unauthorized access to credit card data that results in financial loss, there is the potential that parties could seek damages from us.
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

SoftBrands, Inc.
Date: August 14, 2007	By:	/s/ GREGG A. WALDON
Gregg A. Waldon
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)