Form 10-K
period 2007-09-30
SoftBrands, Inc.
filed 2007-12-14
CIK 1311926

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-32711

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
Large accelerated filer  ☐     Accelerated filer  ☑     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐     NO ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $88,894,785.

The number of shares of the registrant’s common stock outstanding as of November 30, 2007 was 41,416,793.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 19, 2008 ( the “2008 Proxy Statement”) are incorporated by reference in Parts II and III of this Annual Report on Form 10-K.

SoftBrands, Inc.

2007 Annual Report on Form 10-K

PART I

ITEM 1.	BUSINESS

SoftBrands, Inc. provides enterprise software and related professional services to approximately 5,000 customers in more than 100 countries. We have established a worldwide infrastructure for distribution, development and support of enterprise software. We operate in two principal business segments: manufacturing software and hospitality software. Our integrated software suites provide the tools necessary for businesses in these sectors to improve efficiency, enhance customer satisfaction and improve profitability. Headquartered in Minneapolis, Minnesota, we have 775 employees and maintain office locations in the United States, Australia, China, Germany, India, Indonesia, Malaysia, Singapore, South Africa and the United Kingdom.

Recent Developments

Over the past twelve months, we have:

Manufacturing:

•	restructured our manufacturing operations to help achieve our goals for growth and profitability by reallocating resources to our SAP-related business while optimizing our base FourthShift business;

•	been selected in a number of strategic SAP large enterprise deals to provide our FourthShift Edition solution as a plant-level solution for these large SAP users;

•	added key manufacturing channel partners in China and Germany and continued to build our channel partner network to approximately 90 channel partners worldwide; and

•	significantly increased our channel revenue in the Americas region.

Hospitality:

•	integrated the former Hotel Information Systems (HIS) business, which we acquired in August 2006;

•	been selected by several key multi-property customers for large installations of our property management systems and central reservations systems;

•	released major new versions of our Epitome.net and Medallion property management systems and Core central reservation system; and

•	launched our Karyon distribution services offering.

In June 2007, we announced the restructuring of our manufacturing business to help achieve our goals for growth and profitability by reallocating resources to our SAP-related business while optimizing our base FourthShift business. The actions included creating dedicated teams that will work on the two distinct parts of our manufacturing operations — the base FourthShift business and the SAP business; lowering costs in the base business, including a workforce reduction, to more appropriately align spending levels with the requirements of maintaining a mature software business; and increasing our commitment and resources allocated to the SAP business to ensure we are investing properly in this growth business. We recorded a restructuring charge of $1.7 million related to these activities in fiscal 2007. In fiscal 2008, we anticipate net expense savings of approximately $3 million related to this restructuring and the natural attrition that occurred in the business.

In October 2007, SAP named SoftBrands an early partner, one of 22 resellers worldwide, to rollout SAP Business ByDesign, SAP’s recently introduced on-demand business software solution for midsize customers. SAP Business ByDesign is a “software as a service” application that eliminates the need to install software on site. For SoftBrands, being chosen as an early partner to bring SAP Business ByDesign to market presents an opportunity for growth and further strengthens our partnership with SAP.

In fiscal 2007, we signed several key contracts for FourthShift Edition sales to the large enterprise subsidiary market, including three leading global food and beverage manufacturers.

We continued to pursue the make-to-order manufacturing market in Europe with FourthShift Edition PPS and have established a dedicated network of approximately 15 channel partners that sell this product. In April 2007, FourthShift Edition PPS was certified as an official add-on for the SAP Business One solution. Certification from SAP verifies that the add-on software is properly integrated with SAP Business One, sharing data appropriately and efficiently.

We continued to build our FourthShift Edition channel partner network in the United States, Europe and China. Key partners include Neusoft Group, Ltd., one of the largest software distributors in China; Visio, a gold partner in France; and Uniorg, Part and CIB, all gold partners in Germany.

In January 2007, we announced a business partnership with Jumeirah, the Dubai-based luxury hospitality group, to install our Core central reservation system, Mosaik business intelligence and Epitome property management system in its properties around the world.

In early fiscal 2007, the U.S. Navy’s Commander, Navy Installations Command (CNIC) approved the deployment of our Core central reservation system, reservation portal and management console and a global upgrade to the Epitome.Net property management system. The implementation of the integrated enterprise solution throughout the Navy Gateway Inns & Suites represented a multi-million dollar contract.

In fiscal 2007, we released major new versions of our Epitome.net and Medallion property management systems and Core central reservation system. Epitome 4.2 features improved rate management capabilities and new two-way interfaces to the IDeaS revenue optimization system and the electronic distribution service offerings from SynXis and TravelClick. Medallion version 7 improves ease of use and provides enhancements specific to Best Western International, a primary customer for that product. Core 2.6 provides for a two-way integration with IDeaS and improved workflow, enhanced handling of travel agents and a much closer integration with Epitome.net.

In September 2007, we introduced a new set of customer relationship management (CRM) tools for hotels called Mosaik CRM, which allow hotels to centrally manage guest, travel agency and company profiles and communication across multiple properties. The new product is a result of a partnership between SoftBrands and Serenata Intraware AG, a Munich, Germany-based hospitality technology provider.

Manufacturing Software Operations

Our manufacturing business supports the enterprise information management needs of small- to mid-sized manufacturing companies and small- to mid-sized plants in large enterprise environments. As a result of the restructuring of this business in 2007, we have two distinct points of focus in this business segment: the base FourthShift business, which is a key driver of our profitability, and the SAP-related business, which is designed to attract new customers and produce revenue growth. Our goal is to expand our SAP-centric products and services, thereby increasing our license and consulting revenue for this business. Our manufacturing software business contributed $50.3 million, or 53.9% of our consolidated revenue in fiscal 2007, $51.1 million, or 73.7% of our consolidated revenue in fiscal 2006, and $50.6 million, or 71.5% of our consolidated revenue in fiscal 2005. We have a customer base of approximately 1,750 worldwide.

Products

We offer ERP software, consulting, implementation, installation and ongoing support to manufacturing customers worldwide. Our principal products include FourthShift Edition for SAP Business One, FourthShift, FourthShift Edition PPS, evolution and InfraNet. FourthShift Edition for SAP Business One provides strong manufacturing functionality in key vertical segments within the process and make-to-stock sector with SAP’s Business One software solution. FourthShift is a comprehensive manufacturing management system designed to work with Microsoft operating systems (Windows NT/XT/2000) and is primarily offered with a SQL Server database engine. FourthShift Edition PPS is designed to meet the needs of discrete manufacturers in the European market. evolution, an ERP system that was developed independently of FourthShift by a company we acquired several years ago, provides functionality and tools specifically suited to converter manufacturers.

Our primary products for manufacturing are as follows:

•	FourthShift Edition for SAP Business One, combines strong manufacturing functionality developed by SoftBrands with the strength and security of SAP, a worldwide leader in business software solutions. FourthShift Edition provides small and midsize companies with an affordable, easy to use solution that meets the needs of independent manufacturers and subsidiaries of large organizations that want to standardize on SAP-centric solutions. SoftBrands offers FourthShift Edition solutions to address the needs of manufacturers in the food and beverage, consumer packaged goods, chemicals, life sciences, metal fabrication and electronics industries. This product was introduced in April 2005. SoftBrands is a global independent software vendor partner of SAP. FourthShift Edition is currently available in North America, Europe, Africa and the Asia Pacific regions.

FourthShift Edition for SAP Business One enables companies to streamline their operational and managerial processes. The solution is designed to be implemented quickly in a small or mid-sized business, or in an individual plant or division of a larger enterprise, without the extensive custom design and implementation consulting that might be required for a system targeted for sale to larger enterprises. Using FourthShift Edition for SAP Business One, customers are able to access real-time information through a single system containing financial, customer relationship management, manufacturing and management control capabilities. The product is based on flexible, open technology to make it possible to change and adapt as a business grows.

•	FourthShift is an enterprise software solution for mid-sized manufacturers, designed to improve the quality, efficiency and speed of manufacturing supply chains, global manufacturing and marketing operations, and strategic and tactical business decisions. FourthShift’s extended ERP suite facilitates critical business functions, including manufacturing, operations, financials, workflow, e-business, human resources and customer and supplier relationship management. FourthShift software, which is built on a Microsoft platform, is used by approximately 1,200 customers worldwide and is translated into more than a dozen languages. Since FourthShift software was introduced in 1985, we have shipped more than 4,000 systems. We offer our customers more than 50 FourthShift modules that we have developed, as well as 15 companion modules that we distribute on behalf of third parties, which may be licensed individually or in combination.

•	FourthShift Edition PPS is a manufacturing software system designed for custom and discrete manufacturers to help customers reduce process complexity and increase production efficiency. FourthShift Edition PPS, based on SAP Business One, helps manage capacity planning, scheduling and shop floor resources. It is currently available in the European market.

•	evolution is an ERP system serving the manufacturing and distribution markets. It is particularly suited for environments with complex or specialty business processes that cannot normally be managed with off-the-shelf systems. Introduced in 1986, evolution is currently used worldwide in approximately 700 locations. Built on a services oriented architecture (“SOA”), and using business process management (“BPM”) tools to model, design, configure and implement customers’ unique functional requirements, evolution allows customers to tailor the application without modifying underlying source code. The evolution application is a “platform neutral” application, which means that it is available on all common enterprise platforms, including:

•	Database platform — support for Oracle, Informix and Microsoft SQL database engines;

•	Server platform — support for HP-UX, Solaris, IBM AIX and Microsoft 2003 Windows Server; and

•	Interface — runs in a “zero client” mode where any browser-enabled device can access and work with the evolution applications.

•	Infra:Net, a product we acquired with the purchase of the Infra business in October 2005, is a production planning system for small to medium-sized manufacturers in the German, Swiss and Austrian markets. It primarily focuses on discrete, make-to-order manufacturers and is serviced both directly by SoftBrands and through a network of channel partners.

Sales of new licenses for our manufacturing software products totaled $6.0 million, or 11.8% of our manufacturing revenue in fiscal 2007, $6.4 million, or 12.5% of our manufacturing revenue in fiscal 2006, and $7.7 million, or 15.2% of our manufacturing revenue in fiscal 2005.

Services and Customer Support

We generate substantial recurring revenue by providing software maintenance services to our customers. The maintenance and support we provide is critical to our customers. We experience high annual retention rates for support services because customers have a strong desire to receive updates and assistance for what are often mission critical systems for them. We are also exploring ways to make our customer service offerings more efficient and identifying ways to align service levels to common industry practices such as electronic support for less critical incidents, and use of online problem-solving tools. We also generate revenue through a variety of manufacturing professional services offerings, including remote system administration and hosting, training, implementation and consulting services. Customer support and professional services related to our manufacturing software products totaled $43.5 million, or 86.5% of our manufacturing revenue in fiscal 2007, $43.5 million, or 85.1% of our manufacturing revenue in fiscal 2006, and $41.3 million, or 81.6% of our manufacturing revenue in fiscal 2005.

We offer our manufacturing customers the following services:

•	Support Services, our software maintenance service, is our primary service offering for manufacturing software customers. Our customers generally pay an annual fee based on the current list price of the software modules they license. Included in this annual maintenance contract are:

•	unspecified new software releases containing customer-requested enhancements and new technology that enables our customers to improve their service and operational efficiencies;

•	service packs and interim service releases containing customer enhancements and updated documentation and code;

•	unlimited, prioritized telephone support for FourthShift customers with access to industry and product experts on service customer questions or issues;

•	technical publications for FourthShift customers providing information on utilizing the application to streamline their business;

•	online, real time support sessions providing instructions on resolving technical issues or answers to specific questions;

•	access to a web-enabled knowledge base for answers to commonly-asked questions anytime, anywhere;

•	access to a web-enabled global customer service system where customers can issue service requests, interact with support consultants, and update information until they have received a solution; and

•	access to a web-enabled message board where FourthShift customers can collaborate and share knowledge on industry specific use of their mission critical application.

More than 90% of our manufacturing software customers renew their maintenance contracts annually. The number of customers purchasing maintenance contracts has declined in the past several years in the United States due to normal customer attrition and lower sales of new licenses for the FourthShift product. Despite the lower number of customers under support agreements, we have been able to keep support service revenues from manufacturing customers relatively even over the past three years due to incremental revenue from new service offerings and price increases. In addition, we are adding new customers on support through new sales of our FourthShift Edition product.

•	Remote System Administration and Hosting are service offerings where our personnel remotely manage and monitor the ERP application on a client’s network system or host the server in a secure location.

This allows our customer’s IT staff to focus on strategic issues instead of routine system maintenance. This service is currently offered in the United States, the United Kingdom and China.

•	Remote Upgrade Service eliminates the need for onsite upgrades, providing enhanced service for customers at a lower cost. This service is offered in the United States and China.

•	Database Services are provided upon customer request, and range from providing database reconstruction, where customer databases have been destroyed without sufficient backups, to general ledger reorganization, based on new financial reporting requirements.

•	Training and Consulting Services include web-based, classroom, customer onsite and computer-based training and other consulting services for our manufacturing software customers. We also have pre-recorded, web-based lessons addressing “how to use” questions, which are available for a fee online.

We host annual user conferences for FourthShift customers (called FourthShift XChange), monitor our service with continuous satisfaction snapshots and use experienced support consultants to enhance and differentiate our service offerings. Our regional support consultants have, on average, eight years of product experience and an additional eight years of experience working for manufacturing companies. They are domain experts and receive continuous training on new software releases and interim service releases prior to distribution to our customers. They also receive training on customer relationship skills to adapt to our customers’ behavior style to help solve service requests efficiently and provide a positive experience for our customers. We continuously review the quality of service our customers experience by sending real-time surveys to them. In addition, our customers can request a service manager call with a “click of a button” on the quality survey. We consistently get high quality of service ratings from our customers and receive numerous positive customer quotes on our support consultants.

It is our objective to increase our service revenue per customer by selling newly developed services to existing customers in the Americas; offering Business Process Management consulting to existing customers; and providing implementation, consulting and training services to FourthShift Edition for SAP Business One customers either directly or through our channel partner network.

Office Locations

We maintain the following principal offices for our manufacturing operations:

Location	Functions

Minneapolis, Minnesota	Headquarters for our Americas business. Marketing, sales, development, quality assurance, professional services and customer support functions.
Bangalore, India	Marketing, sales, specialized support for select customers and commercial operations for our Indian customers.
Reading, United Kingdom	Headquarters for our Europe, Middle East and Africa (“EMEA”) business. Marketing, sales, professional services and customer support functions.
Tianjin, China	Headquarters for our Asia-Pacific (“APAC”) business. Marketing, sales, development, professional services and customer support functions.

We have customer service hubs in Mexico City, Mexico; Blackburn, United Kingdom; Konstanz, Germany; Mantua, New Jersey; and Johannesburg, South Africa. We also have sales offices in Leonberg, Germany; Singapore; Shanghai, Beijing and Guangzhou, China; Johannesburg and Capetown, South Africa; Dublin, Ireland; and Mexico City, Mexico.

Sales and Marketing

We distribute our manufacturing software and services through a combination of direct sales and channel partners. We sell FourthShift Edition through channel partners when selling to small and medium enterprises, while maintaining a direct sales force for large enterprises. We have contracts with approximately 90 channel partners worldwide. These partners receive training and are becoming more knowledgeable about the FourthShift Edition product, which is resulting in a stronger pipeline of sales opportunities and an increased volume of transactions, and larger value transactions, that we are completing through channel partners, particularly in the U.S. market. We are investing more resources and expanding our direct sales force for FourthShift Edition aimed at subsidiaries of large enterprises that are in need of an SAP-centric solution at the plant level. In addition, we have begun to provide implementation services for SAP Business One customers in the small to medium sized company segment. We sell FourthShift products and consulting services through on-staff account managers and client partners. The following table summarizes the principal means of distribution for our manufacturing products:

Product	Distribution

FourthShift Edition for SAP Business One	Channel partners in the United States, Canada, EMEA and APAC. Direct sales for subsidiaries of large enterprises worldwide.
FourthShift	Direct sales in the United States, Canada, EMEA and China. Channel partners in Europe, Japan, Taiwan, Malaysia, Australia and Brazil.
FourthShift Edition PPS	Channel partners in Europe.
Evolution	Direct sales in the United States, Canada and APAC. Direct sales and one primary channel partner in EMEA.
Infra:NET	Direct sales and channel partners.

We continue to increase the amount of sales and marketing resources devoted to our SAP Products business and FourthShift Edition for SAP Business One and FourthShift Edition PPS products. Key marketing activities include demand creation programs, sales support materials for large enterprise prospects and channel partners, and public relations for SAP products.

Markets

Our manufacturing customers are concentrated in the following industries: life sciences, machinery, chemical and plastics, food and beverage, consumer products and electronics. We currently have approximately 1,750 manufacturing customers worldwide. No single customer has accounted for more than 10% of our revenue during any of the past three fiscal years. We believe that FourthShift Edition for SAP Business One provides small and mid-size businesses, as well as divisions of multinational corporations, with a highly competitive and comprehensive solution to manage a variety of manufacturing processes. It can also replace outdated legacy systems and manual processes, and therefore represents a strong growth opportunity in the United States, EMEA and APAC. The manufacturing sector in China is growing rapidly, and we believe we are well positioned to capitalize on this growth as we have had a presence in China since 1989. In fiscal 2006, we made FourthShift Edition for SAP Business One available in that country.

Research and Development

Our staff of computer engineers and programmers in our manufacturing software business is divided into two departments, focused on either supporting our legacy products or our newer SAP-related products business. Our manufacturing development locations are as follows:

Product	Development Locations

FourthShift Edition for SAP Business One	Minneapolis, Minnesota and Tianjin, China
FourthShift Edition PPS	OEM partnership in Switzerland
FourthShift	Minneapolis, Minnesota and Tianjin, China
Evolution	Blackburn, United Kingdom and Noida, India
Infra:NET	Leonberg, Germany

We are currently devoting substantial efforts to enhance the functionality of FourthShift Edition for SAP Business One. Our FourthShift development staff focuses on maintaining our existing legacy software solutions and developing new functionality that our customers have indicated they desire to meet their key business needs. Our evolution development staff is focused on custom programming using the evolution tools to create individualized ERP systems for those customers.

Competitors

The market for ERP software is intensely competitive worldwide and is price sensitive. Our manufacturing software products compete for installations in companies, company subsidiaries or individual plants with less than $1 billion in revenue. We compete worldwide based on our reputation, quality, reliability and service offerings. The U.S. and EMEA markets for ERP software for small- to mid-sized manufacturing companies are characterized by a number of smaller competitors, none of which has a significant portion of the market. We believe that the functionality of many of the product offerings in these markets has become similar and that the market has become mature and largely saturated by existing vendors. Competition in the U.S. market has become particularly acute, and the market has shown reduced growth since 2000. The APAC market is less saturated and we believe has stronger growth opportunities.

Key competitors for FourthShift and FourthShift Edition for SAP Business One include Epicor Software Corporation; QAD, Inc.; SYSPRO Impact Software, Inc.; Microsoft Corporation; Oracle Corporation; Consona Corporation; and Infor Global Solutions. Our evolution product competes with vendors of financial and enterprise management products from a number of suppliers, including QAD, Inc., Oracle Corporation, IFS, Lawson and Glovia International.

Hospitality Software Operations

Our Hospitality business supports the enterprise information management needs of hotels and resorts. Our goal is to provide full-featured, Internet-native property management system (PMS) and central reservation systems (CRS) products. We further differentiate our offerings through the investment we make in worldwide customer support and our initiatives to leverage the expertise of third parties in providing related integrated solutions such as golf, spa, condominium and point of sale offerings. In addition to offering solutions that help hotels manage their operations efficiently, we are focusing on developing tools to drive demand into hotels through improved central reservation systems, distribution capabilities, web booking engines and customer relationship management and sales force automation capabilities. Our hospitality software business contributed $43.0 million, or 46.1% of our consolidated revenue in fiscal 2007, $18.2 million, or 26.3% of our consolidated revenue in fiscal 2006, and $20.2 million, or 28.5% of our consolidated revenue in fiscal 2005. Fiscal 2007 is the first fiscal year to include 12 months of results from the former HIS business, which we acquired in August 2006.

Products

We provide property management systems, central reservation systems and distribution services to hotels and resorts. Our primary property management systems are Epitome and Medallion. In addition, we offer the PORTfolio property management system primarily in the United Kingdom and Ireland. Our Core central reservation system helps optimize reservation processing, channel management, rate management and business operations for multi-property and hotel groups and chains. Our Karyon service provides reservation management, representation services, Internet services and electronic distribution for any size or scale of property. We also sell, install and support third-party business applications in key areas such as customer relationship management (CRM), spa, golf and condominium management.

Our primary products and services for hospitality are as follows:

•	Epitome is a full-featured property management system for multi-property hotel groups and chains built on the Microsoft .NET platform. This property management system provides a complete system for the management of multi-property lodging operations worldwide. Epitome helps hoteliers increase operational efficiency, improve guest loyalty, maximize yield and increase profitability. Epitome offers comprehensive functionality for the management of rates, inventory and recognition and reward programs with sophisticated revenue and taxation capabilities, multiple currency and language options, and multi-property integration of availability, itineraries and accounting.

•	Medallion is a property management system designed primarily for independent hotels. Medallion helps hotels maximize room occupancy and revenue per available room. It features an easy to use single-screen approach to property management, which is designed for hotel staff that has little time for training. The product includes features such as seasonal rate structures, family reservations, travel agent allotments and charge routing. Medallion is a Windows-based system that can be customized to meet the needs of a specific property and integrated with back-office applications. Medallion is available in 27 languages. A key feature of Medallion is its “look and book” function that lets a user drag and drop bookings using a graphical representation of their property. There are approximately 1,000 installations of Medallion worldwide.

•	Core is a central reservation system that offers complete central reservations, channel management and call center management capabilities. The system provides an agent-oriented application that features efficient retrieval of rates, availability and guest related information to support the fast-paced reservation data capture process. Core integrates central reservations, channel management, a reservation portal and consolidated profile management. Core is an internet-native application and completely platform neutral, which enables it to be deployable globally and highly scalable. It provides hotels with a collaborative environment where all users can interact effectively and share rate and inventory information on a real-time basis.

•	PORTfolio property management system is an enterprise application designed for single and multi-property hotels and resorts in the United Kingdom and Ireland. This feature-rich system incorporates sophisticated graphics and touch-screen capability to easily manage reservations, rates and guest profiles. PORTfolio provides central reservations, centralized guest and company history, data warehousing, a sales ledger and a virtual tour feature — all easily operated by hotel staff.

•	Mosaik BI is a sophisticated business intelligence offering that improves hoteliers’ ability to analyze and improve the performance of their hotels on both a property-by-property and cross-property basis. It gathers detailed data from multiple property management systems, organizes it and presents it for analysis using both structured and ad hoc approaches. In addition to allowing hoteliers to gain insight into their performance against common industry metrics such as revenue per available room, Mosaik BI offers more sophisticated analytics enabling comparison of such things as the pace of bookings across time.

•	Karyon, introduced in November 2006, is a service that offers independent hotels real-time connectivity to online sources of hotel reservations, such as the Global Distribution System (“GDS”) and thousands of online travel sites. Currently, thousands of independent hotels around the world are not listed in the GDS, which travel agents use to book airline tickets, cars and hotels. These hoteliers lack an affordable solution for placing hotel room rate and availability information online, as well as the expertise to develop effective GDS hotel profiles. Our Karyon service helps resolve this issue by providing electronic distribution services combined with “high-touch” assistance and marketing expertise. Karyon and the underlying technologies are designed to manage a property’s entire rate, availability and booking information through one system — regardless of the hotel’s property management system — while maintaining complete control of a range of individual distribution channels. Karyon provides customers with the ability to optimize revenue with complete control over their own inventory, while at the same time reducing operating costs and increasing bookings.

We also offer business applications from third parties that integrate with our current property management systems offerings, including applications for spa, food and beverage, golf, condominium accounting, customer relationship management and point of sale. With each of these offerings we provide installation services and level 1 and level 2 customer support. The applications include Mosaik CRM, a complete profile and campaign management solution introduced in September 2007 that offers sales force automation and loyalty program administration capabilities, as well as Emerald Food & Beverage, Emerald Golf, Emerald Spa, and a Condominium management feature of Epitome for Windows.

Our ability to integrate our products with other vendors’ applications is essential to our competitiveness, and we integrate with leading suppliers of central reservation services, sales and catering systems, and revenue management applications. We are an active supporter of industry initiatives to standardize these types of interfaces.

Maintenance revenue was $22.4 million, or 52.1% of our hospitality revenue in fiscal 2007, $11.9 million, or 65.5% of our hospitality revenue in fiscal 2006, and $12.8 million, or 63.6% of our hospitality revenue in fiscal 2005. A large portion of our hospitality revenue has historically been derived from maintenance of legacy software systems. Legacy software systems include IGS Hotel, which operates in a multitasking DOS environment and offers a wide range of functions for both the front- and back-office operations in a hotel; LANmark, a property management product which also operates in multitasking DOS environments and offers many of the same features as IGS Hotel; Epitome for iSeries and Epitome for Unix, both of which offer property management functionality similar to LANmark; and RIO, a spa management solution. We have announced our intent to discontinue providing standard support services for our legacy applications over the course of fiscal year 2009. The decision to discontinue support was based on the outmoded underlying technology platforms used by many of our legacy products and the increasing likelihood that we would not be able to provide support for important industry standards as they continue to evolve. The timing of this announcement was intended to provide customers with reasonable advance notice to allow them to budget for the costs associated with implementing newer products if they choose to do so. We intend to work with our customers to make it advantageous to migrate to our current offerings whenever possible.

Services and Customer Support

We provide customer support for our hospitality customers from locations in the United States, India, Malaysia, Indonesia, United Kingdom, China, South Africa and Australia. We have developed a worldwide customer support center in Bangalore, India that provides first-line customer support for hospitality clients on a 24/7 basis. Customer support and professional services related to our hospitality software products contributed revenue of $29.5 million, or 68.6% of revenue in fiscal 2007, $15.0 million, or 82.2% of our hospitality revenue in fiscal 2006, and $15.5 million, or 77.0% of our hospitality revenue in fiscal 2005.

We offer a standardized customer support program for all of our hospitality products. This is a comprehensive, fee-based program designed to help customers obtain the maximum benefit from their business management software. Our customers generally pay an annual fee for support. We offer our hospitality customers the following:

•	live support staff via our support centers, available around the clock;

•	contact support online, by email, telephone or fax;

•	access to our management team to escalate any issues;

•	regular customer surveys with manager call back;

•	an online customer center, which is a self-service website especially designed for customers. It includes a knowledge center that outlines common system problems and their resolutions, procedures, manuals and reporting information. It also includes a support incident system where customers can log and view support calls online;

•	remote support sessions via online meetings; and

•	regularly scheduled free webcasts, automatic software updates, newsletters and involvement in our software development process

We offer the following additional services to our hospitality customers:

•	Installation and Training. In order to make getting started with our products as easy as possible for our customers, we provide project organization and definition, system installation, customer training, go-live support and post-installation reviews. These services are provided by our certified consultants or certified partners.

•	System Optimization and Consulting. Our software engineers work with installed customers to optimize their installations to meet changing needs, including procedural reviews, system tuning, interface development and certification, version upgrades and report customization.

Office Locations

We maintain the following principal offices for our hospitality operations:

Location	Functions

Lake Forest, California	Headquarters for our Americas business. Marketing, sales, product development, quality assurance, professional services and customer support functions.
Wichita, Kansas	Development, quality assurance, professional services and customer support functions.
Orlando, Florida	Karyon sales, professional services and customer support functions.
Bangalore, India	Development, quality assurance and customer support functions.
Reading, United Kingdom	Headquarters for our Europe and Africa business. Marketing, sales, quality assurance, professional services and customer support functions.
Singapore	Headquarters for our APAC business. Marketing, sales, product development, quality assurance and customer support functions.
Kuala Lumpur, Malaysia	Development, sales and customer support

We also have sales offices in Beijing, Hong Kong and Shanghai, China; Dubai, United Arab Emirates; Bangkok, Thailand; Jakarta, Indonesia; Sydney, Australia; and Johannesburg and Cape Town, South Africa, as well as distributors worldwide.

Sales and Marketing

We distribute our hospitality products through a worldwide direct sales organization and a reseller channel. We currently have contracts with approximately 17 channel partners. The following table summarizes the principal means of distribution for our hospitality products:

Product	Distribution

Epitome	Direct sales in the United States, EMEA and APAC. Channel partner supported.
Medallion	Direct sales in the United States, EMEA and APAC. Channel partner supported.
Core	Direct sales in the United States, EMEA and APAC. Channel partner supported.
Karyon	Direct sales primarily in the United States and Europe. Channel partner supported.
PORTfolio	Direct sales primarily in the United Kingdom and Ireland.

Marketing for the hospitality business is managed globally but driven regionally through dedicated managers in each of the Americas, EMEA and APAC regions. Our marketing staff works closely with the direct sales force in each region to customize strategies for driving leads and brand awareness. Strategies include traditional print advertising, e-based marketing, public relations and event marketing. In addition, our marketing staff works with the regional support and service teams to help drive incremental sales, upgrades and services to our active customer base.

Customer Base

Our hospitality customer base includes more than 3,800 properties. We believe organic growth in the hospitality customer base will come from both independent and group hotels, with the majority of revenue growth driven by sales to the group hotel market. Our Karyon service is also expected to drive growth in our customer base.

Markets

Our primary hospitality customers include group, chain and independent hotels. No single customer has accounted for more than 10% of our revenue during any of the past three fiscal years. The Epitome product is our leading property management system solution for multi-property hotels and large independent hotels. These multi-property operations also represent the primary market for our Core central reservation system and Mosaik BI and Mosaik CRM solutions. Medallion is our primary solution for small- to medium-sized independent hotels. Best Western hotels are expected to be a key market for Medallion as Best Western has endorsed Medallion as one of the property management systems that provides a two-way interface to its central reservation system.

Research and Development

We employ a staff of computer engineers, programmers and quality assurance specialists in our hospitality software business. Our primary hospitality development locations are as follows:

Product	Development Locations

Core, Epitome and Karyon	Lake Forest, California and Kuala Lumpur, Malaysia
Medallion and PORTfolio	Wichita, Kansas and Bangalore, India

In addition, we work with a development partner, Reksoft, in St. Petersburg, Russia, to aid in the development of the Medallion product.

The focus of our current development efforts is delivering applications for our key customers that require increased product functionality and quality. As a result, we are committing additional resources to our hospitality development organization. In addition, we are focusing on making significant updates to our underlying technology platforms. Regarding quality assurance, we are working to establish common quality assurance processes across all our geographies and improve consistency.

We have made long-term commitments to software development, coding and testing in both Bangalore, India and Kuala Lumpur, Malaysia. In addition to product development and maintenance, our Bangalore, India development center is staffed with testing specialists who maintain a library of product-specific quality testing routines. The Bangalore and Kuala Lumpur teams work closely with product management and development staff in the United States.

Competitors

The enterprise software market for the hotel and resort category is highly competitive and highly fragmented. Our hospitality products compete with offerings from a wide range of companies including MICROS Systems, Inc., Amadeus, Brilliant, Protel Hotelsoftware GmbH, Multi-Systems, Inc., Agilysys, Inc. and PAR Springer-Miller Hospitality Systems. Our Karyon service competes with offerings from companies such as Pegasus Solutions, Inc., TravelClick, Inc., Travelport Limited and SynXis.

Intellectual Property

We have registered a total of 49 trademarks for software services and products with the United States Patent and Trademark Office and with the equivalent offices of most foreign countries in which we do business. We have also registered the copyright on previous versions of our FourthShift Edition, FourthShift, evolution, Medallion, Epitome, LANmark and PORTfolio software products and may register future versions.

We regard our software as proprietary and retain title to and ownership of the software we develop. We attempt to protect our rights in the software through a combination of contract, copyright, trademark and trade secret laws. We have not published the source code of most of our software products and require employees and other third-parties who have access to the source code, and other trade secret information, to sign confidentiality and nondisclosure agreements acknowledging our ownership and the nature of these materials as our trade secrets.

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

Our software products are licensed to end users under a perpetual, nontransferable, nonexclusive license that stipulates which modules can be used and how many concurrent or named users may use them. In some geographies we rely on “shrink wrap” or “click through” licenses for the protection of our products. These license agreements are either printed in the packaging of our software or appear in an installation screen for our software and must be reviewed and acknowledged before the software is used. These forms of licenses typically are not signed by the licensee and may be more difficult to enforce than signed agreements in some jurisdictions.

Employment

As of October 1, 2007, we had 775 employees worldwide, including 290 employees in our manufacturing business, 366 employees in our hospitality business and 119 employees in general and administrative positions, which support both our manufacturing and hospitality businesses. As business needs dictate, we also use consultants and contractors who devote a substantial amount of time to our affairs. None of our employees are represented by a labor union and we believe our employee relations are good.

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

The combination of a decline in the level of manufacturing activity in the United States and Western Europe and saturation due to market maturity of enterprise resource planning (“ERP”) software may limit new license sales growth in those geographies. In our manufacturing software business, we generate a majority of our revenue from support of our FourthShift product but are currently devoting more of our resources to new sales of the FourthShift Edition for SAP Business One product. Our FourthShift support revenues have been declining and we cannot assure you that revenue from license, support and consulting for FourthShift Edition for SAP Business One, or other products we may sell in this business, will replace those revenues.

We may become more dependent on products that are not widely accepted and that have limited sales and service revenue history.

We are marketing our FourthShift Edition for SAP Business One product to small and mid-sized manufacturing companies and plants or divisions of multinational enterprises. This product was released in April 2005. We have not sold substantial numbers of these products and cannot be certain that they will be widely accepted in the marketplace.

Sales of FourthShift Edition are dependent upon continuation of agreements with, and cooperation from, SAP and termination of those agreements and cooperation could render continued sales difficult or impractical.

We are devoting significant resources to marketing FourthShift Edition for SAP Business One as one of our leading product offerings for small to mid-sized manufacturers. We have developed FourthShift Edition in accordance with a development agreement with SAP Business One. We distribute FourthShift Edition directly, with copies of SAP Business One that we sell as an SAP Business One reseller, and in part through arrangements with other SAP Business One resellers. Termination of our agreements with SAP Business One could end our ability to sell SAP Business One, limit our market for the product to existing SAP Business One users and terminate many of our distribution channels. Further, there is no obligation in our agreements for SAP to indefinitely continue to sell or promote its Business One product, and to the extent it ceases those sales or support, or determines to emphasize a different product that serves the same market, our manufacturing business would be adversely impacted.

We have substantial international sales which are subject to the many risks of international operations.

Our operations are international in scope, with operations in Europe, Middle East, China and Africa. For the year ended September 30, 2007, 42% of our revenue was derived from sales outside the United States. These sales are subject to many of the risks of international operations including:

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

Our customers often take significant time evaluating our products before licensing our software. The period between initial customer contact and purchase may vary from one month to more than one year. This is particularly true with purchases by larger customers of systems that are implemented at multiple plants or facilities. During the evaluation period, prospective customers may delay purchases, may decide not to purchase and may scale down proposed orders for reasons that we do not control and cannot predict including:

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

We generate substantial recurring revenue from our customer support program and other software maintenance services, most of which renew annually at the customer’s option. For the year ended September 30, 2007, we generated $55.0 million, or approximately 59%, of our total revenue from software maintenance services. The level of our maintenance revenue is directly related to the number of our software products that are in active use by customers. If our customers stop using our products, if we are unable to maintain the rate of addition of new customers, or if our customers determine that they cannot afford maintenance, our maintenance revenue can be expected to decline. We expect that maintenance revenue from legacy products for which we have decreased or curtailed development funding will decline over time. Further, we have announced our intent to discontinue providing standard support services for our hospitality legacy applications in fiscal 2009. We intend to work with our legacy customers to make it advantageous to migrate to our current offerings, but there is no guarantee they will do so.

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

We face competition from a number of software companies that have advantages over us due to their larger customer bases, greater name recognition, long operating and product development history, greater international presence and substantially greater financial, technical and marketing resources. These competitors include well-established companies such as Microsoft Corporation, Oracle Corporation and Infor Global Solutions, Inc. which have larger installed customer bases. In addition, in our manufacturing business, we compete with a variety of more specialized software and services vendors, including Epicor Software Corporation, QAD, Inc., SYSPRO Impact Software, Inc., IFS, and Glovia International. In our hospitality business, we compete with Micros Systems, Inc. and a number of smaller suppliers of property management systems.

A recently adopted change in the way companies must account for stock options has affected our earnings and has caused us to change our compensation practices.

Effective for our 2006 fiscal year, and beginning with the quarter ended December 31, 2005, we have accounted for stock-based benefits under Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R requires us to report, in our operating statement, the fair value of stock-based benefit awards, stock options, restricted stock and stock appreciation rights as compensation expense affecting both net income (loss) and earnings (loss) per share. Effective December 19, 2005, we changed the equity-based incentives we annually provide to employees to include a combination of stock-settled, stock appreciation rights and restricted stock units, in part to reduce the amount of expense generated from equity-based awards. Nevertheless, we continue to use stock-based benefits as an incentive to employees and expect to continue to record substantial non-cash expense under SFAS 123R.

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

Changes in regulation and industry practice, including particularly regulation and practice dealing with security and privacy, could cause us additional expense.

Recent legislation has increased the responsibilities of software companies and their clients regarding financial security, identity theft and privacy. Although for the most part we do not believe these regulations apply directly to our activities, the credit card industry has adopted credit card security guidelines intended to help minimize identity theft and credit card fraud that would require alteration of our software code and underlying database systems for some of our products. We continue to work with third party credit card security firms to enable our products and services to comply with these guidelines. However, we cannot guarantee that our products and services are completely secure from unauthorized access. Additionally, our customers may not effectively implement all of the updated security features that we introduce or make all necessary changes to their operating procedures, or that our customers will implement other required security measures. It is possible that, regardless of our efforts to comply with credit card company requirements or to implement sound security measures through our software code, we could be subject to claims from our customers, or their clients, if unauthorized access to credit card data occurs through the use of our software.

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

We believe that our success depends upon our ability to continue to train, retain, effectively manage and attract highly skilled technical, managerial, sales and marketing personnel. If our efforts in these areas are not successful, our costs may increase, development and sales efforts may be hindered and our customer service may be degraded. There is intense competition for personnel in the software industry. From time to time, we may experience difficulties in locating sufficient highly qualified candidates in desired geographic locations or with required industry-specific expertise.

We may need additional capital to make future acquisitions.

We believe our cash balances, together with cash from operations and available borrowings under our credit agreement, will be sufficient to meet our cash requirements through September 30, 2008 and beyond. However, we may need or choose to raise capital for various strategic or operational reasons including acquisitions. There can be no assurance we will be able to raise capital and the pricing and terms of any capital could be unfavorable to current stockholders.

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

Beginning with our fiscal year 2007, we are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002. If our management is not able to come to a conclusion that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to attest to management’s conclusion, investors could lose confidence in our reported financial information.

The failure to successfully and timely implement an upgrade of our corporate financial systems could harm our business.

In 2006, we commenced implementation of an upgrade to our current financial systems. Certain systems were upgraded in 2007 and the upgrade of the remaining systems is anticipated to be completed in 2008. These upgrades will, among other things, increase the automation of, and we believe enable greater internal control and productivity for, our financial processes, as well as enable centralization of business functions within the company and improve our data integrity, controls, and the use of our people and systems. Failure to successfully implement these new systems in a timely, effective and efficient manner could result in the disruption of our operations, the inability to comply with Sarbanes-Oxley obligations and the inability to report our financial results in a timely manner.

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

Our credit agreement with Wells Fargo Foothill imposes significant operating and financial restrictions on us, which may prevent us from capitalizing on business opportunities and taking some corporate actions.

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

In addition, our credit agreement requires us to maintain specified financial ratios and satisfy other financial condition tests. Covenants in our credit agreement also require us to use a portion of the proceeds we receive in issuances of debt or equity and some asset sales to repay outstanding borrowings under our credit agreement. We cannot assure you that these covenants will not adversely affect our ability to fulfill our capital needs, to pursue business opportunities or to plan for or react to market conditions. A breach of any of those covenants, or our inability to maintain the required financial ratios, could result in a default. If a default occurs, the lenders could elect to declare the indebtedness, together with accrued interest and other fees, immediately due and payable and proceed against the collateral securing that indebtedness. We have pledged all of our assets, including all of our intellectual property and all of the shares in our subsidiaries, to secure our obligations under the credit agreement and a foreclosure on those assets would substantially disrupt, or cause liquidation, of our business.

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

The Purchase Agreements under which we sold Series C-1 Preferred Stock and Series D Preferred Stock contain covenants that impose restrictions on our operations that are similar to the restrictions contained in our credit agreement. These covenants prohibit us from, among other things:

•	selling a controlling interest in our voting securities, selling substantially all of our assets, or merging with an entity in a manner that effects our ownership through August 14, 2009 unless the holders of preferred stock have been paid 175% of the purchase price of the preferred stock;

•	incurring indebtedness unless certain financial ratios are exceeded;

•	entering into transactions with affiliates;

•	selling any interest in a subsidiary;

•	materially altering our business; or

•	completing an acquisition.

In addition, these agreements require us, among other things, to

•	maintain exchange listing;

•	provide certain financial information;

•	allow the holders to purchase a pro rata portion of any securities that we sell privately; and

•	appoint a representative of the purchasers to our board.

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

Our implementation of new accounting rules and interpretations or compliance with changes in existing accounting rules could adversely affect our balance sheet or results of operations, or cause unanticipated fluctuations in our results of operations in future periods.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We lease all of our facilities, including our corporate headquarters in Minneapolis, Minnesota. We have additional office locations throughout the United States, and international locations in Australia, China, Germany, India, Indonesia, Malaysia, Mexico, Singapore, South Africa and the United Kingdom.

Our most significant facility leases include Minneapolis, Minnesota (approximately 62,000 square feet); Lake Forest, California (approximately 27,000 square feet); Blackburn, United Kingdom (approximately 12,000 square feet); Reading, United Kingdom (approximately 8,500 square feet); Tianjin, China (approximately 18,000 square feet; and Bangalore, India (approximately 14,000 square feet).

In early December 2007, we signed an agreement to sublease our Minneapolis facility, whereby the new tenant will assume 80% of our current lease costs, and we will pay 20%, through January 2009 (the remaining lease term). We expect to record a charge related to this sublease agreement of approximately $0.3 million in the second quarter of our fiscal year 2008. Concurrent with this agreement, we signed an agreement to lease a new headquarters facility beginning in January 2008. The new location in Minneapolis is approximately 28,000 square feet and we are taking over a sublease that goes through December 2010.

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

Based on information obtained from The American Stock Exchange and the pink sheets, the high and low bid quotations for the common stock for each of the quarters of our fiscal years ended September 30, 2007 and 2006, are set forth in the table below:

	Price Range
	High ($)	Low ($)

Fiscal 2007:
Quarter ended September 30, 2007	2.20	1.70
Quarter ended June 30, 2007	2.29	1.62
Quarter ended March 31, 2007	2.34	1.58
Quarter ended December 31, 2006	2.00	1.53
Fiscal 2006:
Quarter ended September 30, 2006	1.85	1.49
Quarter ended June 30, 2006	1.96	1.21
Quarter ended March 31, 2006	2.10	1.30
Quarter ended December 31, 2005	2.42	1.65

Holders

As of November 30, 2007, we had 2,680 record holders of our common stock, and we estimate that we have approximately 3,500 beneficial holders.

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

Repurchases

We did not repurchase any shares of our common stock during fiscal 2007.

Performance Graph

Notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings or this Annual Report on Form 10-K, the following performance graph and accompanying data shall not be deemed to be incorporated by reference into any such filings. In addition, they shall not be deemed to be “soliciting material” or “filed” with the SEC.

The following performance graph compares the cumulative total shareholder return on our common stock from March 15, 2005 (the date our registration under Section 12(g) of the Securities Exchange Act of 1934 became effective) through September 30, 2007, with the cumulative total return on a broad market index (the AMEX US Index) and a peer group index (the AMEX Technology Index). In each case, we have calculated the cumulative return assuming an investment of $100 on March 15, 2005, and reinvestment of all dividends.

	Quarter Date
	3/15/05	3/31/05	6/30/05	9/30/05	12/30/05	3/31/06	6/30/06	9/29/06	12/29/2006	3/30/2007	6/29/2007	9/28/2007

AMEX US	100.00	97.89	100.65	106.40	108.47	116.13	112.66	115.37	125.87	128.61	134.01	135.43
AMEX Technology	100.00	96.05	96.85	96.18	97.40	116.52	109.49	104.78	121.42	129.80	142.30	149.00
SoftBrands, Inc.	100.00	90.00	87.50	90.00	102.50	74.00	92.50	82.50	85.00	108.00	104.00	95.00

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data has been derived from our audited consolidated financial statements. Audited consolidated financial statements as of September 30, 2007 and 2006 and for each of the three years in the period ended September 30, 2007 are included under Item 8 of this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.

					Nine-Month
					Period Ended
	Year Ended September 30,				September 30,
	2007	2006(1)	2005	2004	2003
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Total revenue	$93,380	$69,289	$70,781	$69,175	$53,875
Loss from continuing operations	$(1,709)	$(16,611)	$(2,999)	$(7,823)	$(14,001)
Loss from continuing operations per share	$(0.09)	$(0.53)	$(0.08)	$(0.19)	$(0.35)
Weighted average basic and diluted shares outstanding	41,221	40,242	40,030	40,015	40,000
Consolidated Balance Sheet Data:
Total assets	$76,584	$75,047	$51,901	$52,451	$59,126
Long-term debt and capital lease obligations (excluding portions due within one year)	$16,082	$19,302	$—	$17,675	$17,593
Dividends accrued on Series C, C-1 and D Convertible Preferred Shares	$491	$382	$132	$—	$—

Notes:

(1)	On August 14, 2006, we acquired all of the outstanding shares of MAI Systems Corporation, and its subsidiary Hotel Information Systems, a provider of total information technology solutions to the hospitality, resort and destination industry.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in more detail in Item 1A of this Annual Report on Form 10-K. We undertake no obligation to update any information in our forward-looking statements.

Fiscal Year

Our fiscal year is from October 1 to September 30. Unless otherwise stated, references to the years 2007, 2006 and 2005 relate to the fiscal years ended September 30, 2007, 2006 and 2005, respectively. References to future years also relate to our fiscal year ending September 30.

Introduction and Overview

Our financial results in 2007 were much improved from 2006 and reflected the full year impact of the HIS acquisition which occurred in August 2006. Our revenues increased 34.8% from 2006, gross margins improved, and, while our operating expenses increased, they declined as a percentage of revenue reflecting our focus on expense management. We recorded operating income of $0.7 million in 2007, a substantial improvement from the $16.4 million operating loss in 2006 (which included a charge of $11.4 million for in-process research and development related to the acquired HIS business). In 2007, we restructured our manufacturing business to help us achieve our goals for growth and profitability by reallocating resources to our SAP-related business while optimizing our base FourthShift business. We signed several key contracts for FourthShift Edition sales to the large enterprise subsidiary market, including three leading global food and beverage manufacturers. On the hospitality side, we completed the integration of the acquired HIS business, we were selected by several key multi-property customers for large installations of our property management and central reservations systems, and released new versions of several products.

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

We believe there are several accounting policies that are critical to an understanding of our historical and future performance, as these policies affect the reported amounts of revenues, expenses and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are particularly significant include:

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

Revenue Recognition.  We generate our revenue from licenses of our software products, from maintenance or support for that software, from providing services related to that software and, in some instances, from related hardware. We recognize revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, Securities and Exchange Commission Staff Accounting Bulletin 104, Revenue Recognition, and SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.

Software license revenue is recognized under SOP 97-2 when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable and (iv) collectibility is probable and the arrangement does not require services that are essential to the functionality of the software.

•	Persuasive Evidence of an Arrangement Exists. We determine that persuasive evidence of an arrangement exists with respect to a customer under (i) a license agreement that is signed by both the customer and by us, or (ii) a purchase order, quote or binding letter-of-intent received from and signed by the customer, in which case the customer has previously executed a license agreement with us. We do not offer product return rights to end users or resellers.

•	Delivery has Occurred. Our software may be either physically or electronically delivered to the customer. We determine that delivery has occurred upon shipment of the software pursuant to the billing terms of the arrangement or when the software is made available to the customer through electronic delivery. Customer acceptance generally occurs at delivery.

•	The Fee is Fixed or Determinable. If, at the outset of the customer arrangement, we determine that the arrangement fee is not fixed or determinable, revenue is typically recognized when the arrangement fee becomes due and payable.

•	Collectibility is Probable. We determine whether collectibility is probable on a case-by-case basis. We generate a high percentage of our license revenue from our current customer base, for which there is a history of successful collection. We assess the probability of collection from new customers based upon the number of years the customer has been in business and a credit review process, which evaluates the customer’s financial position and ultimately their ability to pay. If we are unable to determine from the outset of an arrangement that collectibility is probable based upon our review process, revenue is recognized as payments are received.

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

Services revenue consists of fees from consulting services, maintenance and subscription (distribution service provider) services. Consulting services include needs assessment, software integration, security analysis, application development and training. We bill consulting services fees either on a time and materials basis or on a fixed-price schedule. In most cases, our consulting services are not essential to the functionality of our software. In general, our software products are fully functional upon delivery and do not require any significant modification or alteration for customer use. Customers purchase our consulting services to facilitate the adoption of our technology and may dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other professional service personnel or organizations to provide these consulting services. Software products are billed separately from consulting, maintenance and subscription services. We generally recognize revenue from consulting services as services are performed. Our customers typically purchase maintenance annually and receive unspecified product upgrades, Web-based technical support and telephone hot-line support. Our customers typically pay for maintenance services in advance, and we defer the revenue that results and recognize it ratably over the maintenance period, which is typically one year.

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

Valuation of Deferred Tax Assets.  Our worldwide net deferred tax assets consist of net operating loss carry forwards, tax credit carry forwards and temporary differences between taxable income (loss) on our tax returns and income (loss) before income taxes under accounting principles generally accepted in the United States of America. A deferred tax asset generally represents future tax benefits to be received when these carry forwards can be applied against future taxable income or when expenses previously reported in our financial statements become deductible for income tax purposes. We have, however, recorded a valuation allowance against the full amount of our net deferred tax assets. Our decision to record this valuation allowance was based on our cumulative losses incurred. We will continue to assess the realizability of our net deferred tax assets and the need for this valuation allowance based on Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. We expect to continue to provide a full valuation allowance until, or unless, we can sustain a level of profitability that demonstrates our ability to utilize these assets. At that time, the valuation allowance will be reassessed and could be reduced in part or in total. A significant portion of our valuation allowance relates to tax benefits obtained in previous business combinations. Any subsequent recognition by us of a pre-acquisition tax benefit will be recorded as a reduction to goodwill as opposed to an income tax benefit in our consolidated statement of operations. Our valuation allowance was $20.4 million and $24.0 million at September 30, 2007 and 2006, respectively.

Valuation of Accounts Receivable.  We maintain an allowance for doubtful accounts, which covers receivables that might not be collectible, at an amount we estimate is sufficient to provide adequate protection against losses resulting from extending credit to our customers. In determining the amount of the allowance, we consider the need for specific customer reserves and then compute a general reserve based on the aging of our receivables. The identification of specific customer reserves and the determination of the appropriate percentage to apply to our receivables involve a number of factors, including our historical bad debt experience and the general economic environment. A considerable amount of judgment is required in assessing these factors. If the factors used in determining the allowance do not reflect future performance, then a change in the allowance for doubtful accounts would be necessary at the time of determination. Such a change may have a significant impact on our future results of operations. Our allowance for doubtful accounts was $1.3 million and $1.2 million at September 30, 2007 and 2006, respectively.

Valuation of Goodwill, Intangibles and IPR&D.  Goodwill and identifiable intangible assets are recorded when the purchase price paid for an acquisition exceeds the fair value of the tangible assets acquired. Most of the companies we have acquired have not had significant tangible assets. As a result, a significant portion of the purchase price paid in acquisitions has been allocated to goodwill, identifiable intangible assets and/or recognized as an in-process research and development (“IPR&D”) charge as required by accounting principles generally accepted in the United States. IPR&D is defined as the value assigned to those projects for which the related products have no alternative future use. The amount of the purchase price allocated to IPR&D and other intangible assets requires us to make significant assumptions and estimates, including estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values.

The discount rate used is determined at the time of the acquisition in accordance with accepted valuation methods. The assumptions and estimates we use, including the expected useful lives of the assets, affect the amount of intangible asset amortization. Identifiable intangible assets are amortized to expense over their expected useful lives and goodwill is not amortized.

Once established, these assets are subject to periodic impairment assessments to determine if their current carrying values are recoverable based on information available at the time these assessments are made. If we were to determine that the carrying value of intangibles and goodwill might not be recoverable, we would reduce the carrying value to its fair value. Any such reduction could significantly impact our results of operations. Significant assumptions and estimates are also required in making these assessments and actual results may differ from assumed and estimated amounts. Goodwill was $37.2 million and $35.0 million at September 30, 2007 and 2006, respectively. Intangible assets, net of accumulated amortization, were $7.4 million and $10.8 million at September 30, 2007 and 2006, respectively.

Restructuring Charges.  When we close or restructure a substantial part of our operations we accrue the fair value of the one-time termination benefits we expect to incur in reducing employee headcount in the period in which the plan is communicated and the other criteria of generally accepted accounting principles in the United States, including SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, are met. Costs related to excess leased office space from which we are no longer deriving economic benefit are recognized at fair value at the time we cease using the leased space, net of any assumed sublease income. Other contract termination costs are recognized at fair value when we actually terminate the contract in accordance with its terms. Other costs associated with exit activities are accrued as of the date the liability is incurred. We estimate the amounts of these costs based on our expectations at the time the charges are taken and we reevaluate the remaining accruals at each reporting date based on current facts and circumstances. If our estimates or expectations change because we are subjected to contractual obligations or negotiations we did not anticipate, we choose to further restructure our operations, or there are other costs we did not foresee, we adjust the restructuring accruals in the period that our estimates change. Such changes are recorded as increases or decreases to the restructuring related charges in our consolidated statements of operations.

Stock-Based Compensation.  In 2006, we adopted the fair value method of accounting for stock-based compensation using the modified prospective method of transition as outlined in SFAS No. 123R, Share-Based Payment. The estimated fair value of stock-based compensation, including stock options and other awards granted under our 2001 Stock Incentive Plan, is recognized as compensation expense in our consolidated statement of operations. The Black-Scholes option pricing model is used to estimate the fair value of the stock-based compensation as of the grant date. The Black-Scholes model, by its design, is highly complex and dependent upon key data inputs estimated by management. The data inputs that require the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of our stock price, and the model is highly sensitive to changes in these two data inputs. The expected life is the estimated average length of time over which the awards will be exercised. We have calculated a 5 year estimated life of awards granted using our historical exercise and termination data and other analysis. We based our estimate of expected volatility on both the daily historical trading data of our common stock and observable market prices of similar equity instruments. We selected the historical method because we have not identified a more reliable or appropriate method to predict future volatility. As required by SFAS No. 123R, our management will continue to assess the assumptions and methodologies used to calculate the estimated fair value of stock-based compensation. Circumstances may change and additional data may become available over time which could result in changes to these assumptions. Such changes could materially impact our fair value estimates. Total stock-based compensation was $1.7 million and $1.9 million for the years ended September 30, 2007 and 2006, respectively.

Results of Operations

Revenues.  The following tables summarize revenue by reportable segment and revenue type for 2007, 2006 and 2005 (in thousands):

	2007			2006			2005
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total

Software licenses	$5,964	$11,169	$17,133	$6,363	$2,344	$8,707	$7,679	$2,773	$10,452
Maintenance	32,584	22,433	55,017	31,896	11,927	43,823	30,694	12,843	43,537
Professional services	10,942	7,088	18,030	11,576	3,043	14,619	10,603	2,706	13,309
Third-party software and hardware	856	2,344	3,200	1,241	899	2,140	1,621	1,862	3,483

	$50,346	$43,034	$93,380	$51,076	$18,213	$69,289	$50,597	$20,184	$70,781

	% Change from 2006 to 2007			% Change from 2005 to 2006
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total

Software licenses	(6.3)%	376.5%	96.8%	(17.1)%	(15.5)%	(16.7)%
Maintenance	2.2	88.1	25.5	3.9	(7.1)	0.7
Professional services	(5.5)	132.9	23.3	9.2	12.5	9.8
Third-party software and hardware	(31.0)	160.7	49.5	(23.4)	(51.7)	(38.6)
Total	(1.4)	136.3	34.8	0.9	(9.8)	(2.1)

The following tables summarize revenue by geography for 2007, 2006 and 2005 (in thousands):

	2007			2006			2005
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total

Americas	$29,285	$26,291	$55,576	$29,751	$8,713	$38,464	$30,696	$7,402	$38,098
Europe, Middle East & Africa (EMEA)	14,243	9,051	23,294	14,372	7,376	21,748	13,088	10,377	23,465
Asia Pacific (APAC)	6,818	7,692	14,510	6,953	2,124	9,077	6,813	2,405	9,218

	$50,346	$43,034	$93,380	$51,076	$18,213	$69,289	$50,597	$20,184	$70,781

	% Change from 2006 to 2007			% Change from 2005 to 2006
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total

Americas	(1.6)%	201.7%	44.5%	(3.1)%	17.7%	1.0%
Europe, Middle East & Africa (EMEA)	(0.9)	22.7	7.1	9.8	(28.9)	(7.3)
Asia Pacific (APAC)	(1.9)	262.1	59.9	2.1	(11.7)	(1.5)
Total	(1.4)	136.3	34.8	0.9	(9.8)	(2.1)

Manufacturing Segment

In 2007, we experienced an overall decline in manufacturing revenues of 1.4% from 2006. Increased maintenance revenues were not enough to offset the declines in other revenue types. In 2006, we experienced an overall increase of 0.9% from 2005. Lower license revenues were offset by increased maintenance and professional services revenues.

License Revenue.  Software license revenue represents fees paid by our customers for the right to use our software under perpetual licenses. Our license revenue from manufacturing software decreased 6.3% in 2007 from 2006. Increased sales of our FourthShift Edition products in our SAP business were not enough to offset declining sales of our FourthShift product in our base business. Although we will continue to service our large base of existing customers on FourthShift and other manufacturing solutions, we are focusing on our

SAP-centric product, FourthShift Edition for SAP Business One, for new customers. This change in sales model is a lengthy process and we are continuing to develop the infrastructure necessary to support future growth in our manufacturing software business. Our license revenue from manufacturing software decreased 17.1% in 2006 from 2005. This decrease was due to declining sales of our FourthShift product in the United States and in the United Kingdom. Most of our sales of FourthShift are to our existing customer base and not to new customers and we experienced a decline in sales to our existing customer base. This decline was offset by increases in sales of our FourthShift product in China to our existing customer base as well as to new customers and in license revenue relating to our Infra acquisition which occurred in October 2005.

Maintenance Revenue.  We receive maintenance revenue from our customers for the right to receive both web-based and phone-based customer support, the right to access web-based training tools and for the right to receive periodic unspecified software upgrades from us on a “when and if available” basis. Maintenance revenue also includes revenue generated from other services provided by our customer service organization such as our remote management service. Our customers generally enter into annual contracts with us to receive such support, although we periodically offer multi-year support programs. Our maintenance revenue for manufacturing products increased 2.2% in 2007 from 2006, and 3.9% in 2006 from 2005. These increases resulted from lower attrition rates, sales of additional service offerings, the Infra acquisition and price increases. This revenue stream continues to be strong for our business and provides a high degree of visibility and predictability in the near term.

Professional Services Revenue.  Professional services revenue includes fees for training, consulting, installation and project management. Nearly all of our professional services are provided to customers of our software products. Our professional services revenue decreased 5.5% in 2007 from 2006. This decrease was due to declining services in our base business, which have not yet been offset by our new efforts in the SAP business. Our professional services revenue increased 9.2% in 2006 from 2005. This increase was primarily due to increased business process management services, particularly in the Americas. Typically there is a correlation between professional services revenue and software licenses. Although there are fluctuations in the timing and range of follow-on services, we have historically experienced significant professional services revenue in the three- to nine-month period following delivery of our software products. This revenue stream also provides a high degree of predictability in the near term, as the majority of our service revenue comes from contracts in place at the time we begin a given quarter.

Third-Party Software and Hardware Revenue.  Third-party software and hardware revenue primarily represents the resale of third-party software licenses (often software applications that are complementary to our products) and hardware. These complementary applications have been integrated to function with our software and extend the functionality of our software offerings, while third-party hardware allows us to offer our customers a turnkey solution. Sales of third-party software and hardware are often made simultaneously with the licensing of our own software. Third party software and hardware revenue decreased 30.9% in 2007 from 2006 and 23.4% in 2006 from 2005. Since the sales of third party hardware and software are generally done as a courtesy to provide full solutions to our customers, it is a more volatile stream of revenue, and will fluctuate based on mix and customer demand.

Revenue by Geography.  In 2007, all regions experienced slight declines in overall manufacturing revenue. In 2006, our overall manufacturing revenue increase in the EMEA and APAC regions was substantially offset by the decline in the Americas region. We generated organic license and maintenance growth and increased revenue from evolution license sales in the EMEA region and from the Infra acquisition. Our license and maintenance revenue from the APAC region increased as the strength of the Chinese economy continued and our customers demand for our products and services increased. The Americas region saw increased maintenance and support revenue, but this growth was more than offset by lower license revenue.

Hospitality Segment

In 2007, we experienced an overall increase of 136.3% in our hospitality revenue from 2006. This increase was due primarily to the inclusion of a full year of revenue from the acquired HIS business (August 2006), slightly offset by decreased revenues from our legacy products. In 2006, we experienced an overall decrease of 9.8% in hospitality revenue from 2005. In 2006, attrition from legacy products and related support was not offset by revenue from new products and support, or the approximate $3.4 million in revenue acquired from HIS in 2006.

License Revenue.  Our license revenue from hospitality software increased 376.5% in 2007 from 2006. This increase was due primarily to the inclusion of a full year of revenue from the acquired HIS business (August 2006). Our hospitality license revenue decreased 15.5% in 2006 from 2005. This decrease was due to the recognition of $0.3 million of license revenue from a large PORTfolio project in 2005 that was not repeated in 2006, the lack of a suitable product to migrate our legacy customers from LANmark and IGS, and the de-emphasis of our RIO product in 2006. In 2005, we completed new releases of our Medallion and PORTfolio products and did not meet our overall expectations for 2006 as their sales declined as well. Our decline in revenue was offset by the acquisition of HIS, which contributed approximately $0.7 million of license revenue in 2006.

Maintenance Revenue.  Hospitality maintenance revenue increased 88.1% in 2007 from 2006, due primarily to the positive effects of the acquired HIS business (August 2006). Hospitality maintenance revenue decreased 7.1% in 2006 from 2005. The majority of this decrease in revenue is from older products, such as LANmark and IGS Hotel, that are no longer sold, and we expect maintenance revenue from these products to decrease over time, offset somewhat by increased maintenance revenue from our new products. The acquisition of HIS contributed approximately $1.9 million of maintenance revenue in 2006.

Professional Services.  Our hospitality professional services revenue increased 132.9% in 2007 from 2006. This increase was primarily due to the inclusion of a full year of revenue from the acquired HIS business (August 2006). Our hospitality professional services revenue increased 12.5% in 2006 from 2005. This was, again, primarily due to the acquisition of HIS, which contributed approximately $0.7 million of services revenue in 2006.

Third-Party Software and Hardware Revenue.  Third party software and hardware revenue increased 160.7% in 2007 from 2006, and decreased 51.7% in 2006 from 2005. As we integrate our partner solutions more closely with our primary products, we hope to see sales of these solutions grow over time. Since the sale of third party hardware is generally done as a courtesy to provide full solutions to our customers, it is a more volatile stream of revenue, and will fluctuate based on mix and customer demand.

Revenue by Geography.  In 2007, all regions experienced growth in hospitality revenues. This growth was most significant in the Americas and APAC regions, driven by the positive impact of the acquired HIS business. In 2006, hospitality revenue in the Americas region increased 17.7%. This was more than offset by the 28.9% decrease in hospitality revenue in the EMEA region. This was in part due to the larger impact of HIS on the Americas region revenues as compared to EMEA.

Outlook.  In 2008, we expect total revenues to be in the range of $100 to $105 million. We expect that our hospitality business will continue to see growth in software license and professional services revenues.

Gross Margin.  The following tables summarize gross margin percentages by reportable segment and revenue type for 2007, 2006 and 2005:

	2007			2006			2005
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total

Software licenses	86.4%	88.3%	87.7%	57.9%	80.8%	64.1%	54.1%	64.8%	56.9%
Maintenance	78.8%	61.5%	71.8%	76.5%	50.7%	69.5%	77.0%	45.2%	67.6%
Professional services	16.3%	(1.0)%	9.5%	10.3%	13.7%	11.0%	23.0%	16.6%	21.7%
Third-party software and hardware	7.3%	17.8%	15.0%	16.1%	37.8%	25.2%	29.2%	26.4%	27.7%
Total	64.9%	55.8%	60.7%	57.7%	47.7%	55.1%	60.7%	42.3%	55.4%

Manufacturing Segment

Our manufacturing software license margin improved to 86.4% in 2007 from 57.9% in 2006 and from 54.1% in 2005, due primarily to a reduction in costs. Our cost of license revenue includes amortization of acquired software, and costs for third-party software that is embedded into some of our products. A key factor in the improved gross margin in 2007 and 2006 was the reduction in amortization expense as we completed amortization of some of our older software intangibles. This reduction was partially offset by increased royalty expenses, such as royalties due to SAP for our FourthShift Edition product. We expect reduced license gross margin percentage going forward as FourthShift Edition for SAP Business One increases as a percentage of total manufacturing license revenue and, depending on mix, as sales transition to our reseller channel. We sell FourthShift Edition for SAP Business One subject to royalties to SAP Business One (for the proprietary code that is incorporated into the product) and through direct and reseller channels. The royalties, which vary as a percentage of sales prices based on discounts and volume, generally reduce margins on this product below typical margins on FourthShift sales. Gross margin on license revenue is higher on direct sales and indirect sales of FourthShift Edition where we are primarily responsible for providing the software consulting and implementation to the end user. In these situations the end user price is recorded as revenue. Revenue from sales through implementation partners are recorded net of the reseller’s share of the transaction and therefore the revenue and related margins recognized are lower.

Manufacturing maintenance gross margin was up slightly in 2007 from 2006 and comparable in 2006 and 2005 as our manufacturing support center in Bangalore, India continued to help manage maintenance costs. In addition, our additional service offerings have contributed to the increased maintenance gross margin in 2007.

Professional services margin increased to 16.3% in 2007 from 10.3% in 2006, while it decreased to 10.3% in 2006 from 23.0% in 2005 as management changes in our manufacturing professional services organization and low utilization rates resulted in lower margins compared to 2005.

Our third-party service revenue, which is associated with hardware and software sold as a courtesy to our customers, and related gross margins continue to be highly variable based on the pricing and the third party products chosen by customers.

Hospitality Segment

Our total hospitality gross margin increased to 55.8% in 2007 and 47.7% in 2006 from 42.3% in 2005. These improvements were primarily due to the acquisition of HIS, cost reductions and a small increase in maintenance margins resulting from a larger portion of maintenance volumes being serviced by our facility in Bangalore, India.

Hospitality license gross margin increased to 88.3% in 2007, from 80.8% in 2006, and from 64.8% in 2005. These increases were due primarily to the acquisition of HIS and cost reductions, including a reduction in amortization expense as some older software products became fully amortized in 2005.

Hospitality maintenance gross margin increased to 61.5% in 2007 from 50.7% in 2006 and from 45.2% in 2005. These increases were due to the acquisition of HIS, cost reductions and a small increase in margins resulting from a larger portion of maintenance volumes being serviced by our facility in Bangalore, India.

Hospitality professional service margins were (1.0)% in 2007, down from 13.7% in 2006 and 16.6% in 2005, as low utilization rates resulted in lower margins. In particular, we had several large planned rollouts where the initial services start date was repeatedly deferred due to circumstances beyond our control. We elected to maintain our staffing levels because certain of our services personnel have government clearance which is difficult to obtain. These large services engagements have now started.

Third party gross margins can be highly variable based on the pricing and the third-party products chosen by customers.

Operating Expenses and Operating Income (Loss).  The following table summarizes operating expenses and operating income (loss) for 2007, 2006 and 2005 (in thousands):

	2007			2006			2005
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total

Selling and marketing	$10,381	$9,794	$20,175	$8,559	$4,784	$13,343	$8,055	$2,971	$11,026
Research and product development	6,363	7,371	13,734	7,173	3,789	10,962	5,821	2,604	8,425
General and administrative	9,078	11,265	20,343	11,857	6,816	18,673	13,272	5,472	18,744
Purchased in-process research and development	—	—	—	—	11,400	11,400	—	—	—
Restructuring related charges	1,705	—	1,705	47	149	196	—	(261)	(261)

Total operating expenses	$27,527	$28,430	$55,957	$27,636	$26,938	$54,574	$27,148	$10,786	$37,934

Operating income (loss)	$5,155	$(4,416)	$739	$1,849	$(18,246)	$(16,397)	$3,553	$(2,243)	$1,310

Corporate costs associated with the overall management of the Company, including strategy, financing, accounting, legal, human resources, information technology, directors, insurance, marketing, public company compliance and other overhead costs, are allocated to the Manufacturing and Hospitality segments based on their average headcount.

Selling and Marketing.  Selling and marketing expense includes the salaries, incentive compensation, employee benefits, travel and overhead costs of our sales and marketing personnel, as well as trade show activities and other marketing costs. These expenses increased 51.2% from 2006 to 2007, and 21.0% from 2005 to 2006 as we continued to expand our sales force and increased demand generation activities and business development efforts to support our strategic partnerships in 2007. We also had increased expenses due to the acquired HIS business. As a percentage of revenues, selling and marketing expenses were 21.6% in 2007 compared to 19.3% in 2006. For the full year 2008, we expect selling and marketing expenses to range from 19% to 21% of total revenue.

General and Administrative.  General and administrative expense includes the salaries, incentive compensation, employee benefits and related overhead costs of our finance, human resources and administrative employees, as well as legal and accounting expenses, consulting and contractor fees and bad debt expense. While these expenses increased 8.9% in 2007 from 2006, due mostly to the acquired HIS business, they decreased as a percentage of revenue from 26.9% to 21.3% due to increased revenues. In 2006, total general and administrative expenses were comparable to 2005. Increased costs for stock-based compensation, severance related charges and lease termination costs (in the U.K.) were offset by decreased costs associated with Sarbanes-Oxley compliance. With continued focus on expense management and the expected growth in revenues, general and administrative expenses should be in the range of 18% to 20% of total revenues for the full year 2008.

Research and Product Development.  Research and product development expense includes salaries, employee benefits, related overhead costs and consulting fees associated with product development, enhancements, upgrades, testing, quality assurance and documentation. Research and product development expense increased 25.3% in 2007 from 2006. This was due, in large part, to expenses from our acquired HIS business as well as continued efforts to expand the functionality of our manufacturing and hospitality products. Research and development expense was 14.7% of total revenue in 2007 compared to 15.8% in 2006. Research and product development expense increased 30.1% in 2006 from 2005 in large part because of expenses from our acquired Infra business, a proof of concept project in our manufacturing segment and continued efforts to expand functionality of our manufacturing and hospitality products. Research and development expense was 15.8% of consolidated revenue in 2006 compared with 11.9% in 2005. Research and development expense is expected to be in the range of 14% to 16% of total revenue for the full year 2008.

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

Restructuring Related.  In 2007, we recorded restructuring costs of $1.7 million, which consisted of employee termination costs, including severance and associated outplacement costs resulting from the restructuring of our manufacturing software operations. This restructuring plan is designed to improve the profitability and long-term growth prospects of our manufacturing segment. We identified 63 positions for elimination which will be achieved through early retirement packages offered to employees, voluntary separations, and involuntary separations, as necessary. This restructuring is scheduled to be completed by the end of our first quarter of fiscal year 2008. We anticipate net expense savings related to this restructuring of approximately $3.0 million in fiscal year 2008, inclusive of the additional resource investment in our SAP business. See Note 5 to Consolidated Financial Statements in this Annual Report on Form 10-K for a rollforward of the restructuring accruals and additional discussion of our restructuring activities.

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

Non-Operating Income and Expenses, Income Taxes and Discontinued Operations.  The following table summarizes non-operating income and expenses, income taxes and discontinued operations for 2007, 2006 and 2005 (in thousands):

	2007	2006	2005

Interest expense	$1,971	$238	$7,062
Other expense (income), net	89	(134)	(602)
Provision for (benefit from) income taxes	388	110	(2,151)
Income from discontinued operations, net of tax	—	393	10,343

Interest Expense.  Interest expense was $2.0 million in 2007, $0.2 million in 2006 and $7.1 million in 2005. The increase from 2006 to 2007 was due to the outstanding indebtedness under our term loan and revolving credit facilities, which were outstanding for only 26 days during 2006. The decrease from 2005 to 2006 was primarily related to institutional debt that we had incurred with a subordinated debt lender in November 2002, which we repaid in August 2005. Interest expense in 2005 included $3.3 million of cash interest expense on the institutional debt, $1.1 million of amortization of capitalized financing costs (including $0.3 million of regular monthly amortization during the year and $0.8 million of accelerated amortization costs), and $2.6 million of debt accretion (including $0.7 million of annualized monthly accretion and $1.9 million of accelerated accretion due to the early payoff of this debt). In addition, we had less than $0.1 million of other interest expense on other borrowings and capital lease obligations.

Other Expense (Income), Net.  Other expense (income), net is composed principally of interest income, the effect of foreign currency transaction gains and losses and other non-operating items. Other expense (income), net was insignificant in 2007 and 2006. The 2005 amount included approximately $0.2 million of gain from the sale of two foreign subsidiaries (including a non-cash gain of $0.1 million from realization of accumulated translation adjustments), $0.2 million of interest income and $0.3 million of foreign exchange gains. The foreign exchange gains consist primarily of the effect of changes in foreign exchange rates on intercompany payables denominated in U.S. Dollars (“USD”). A significant portion of our foreign exchange gain is the direct result of the change in exchange rates between the British Pound and USD. In 2005, we also recognized less than $0.1 million of foreign exchange gain on Renminbi (“RMB”) due to the change in currency policy in China.

Provision for (Benefit from) Income Taxes.  We recorded a provision for income taxes from continuing operations of $0.4 million in 2007, compared to a provision for income taxes from continuing operations of $0.1 million in 2006 and a benefit from income taxes from continuing operations of $2.2 million in 2005. Benefits are stated net of our estimated domestic federal and state and international tax provisions. In 2007, 2006 and 2005, we recorded $0.0 million, $0.3 million and $2.7 million of income tax expense as part of discontinued operations. This tax expense recorded in discontinued operations is offset by a corresponding tax benefit in continuing operations for the same amount.

Based upon available evidence, there is uncertainty regarding the ability to realize our deferred tax assets and we have therefore recorded a full valuation allowance against the deferred tax assets in our consolidated financial statements. Based on our estimates for 2008 and beyond, we believe the uncertainty regarding the ability to realize our deferred tax assets may diminish to the point where the recognition of our deferred tax assets may be warranted in the future. If we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be recorded in the period when such determination is made.

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

Discontinued Operations.  In accordance with the bankruptcy and reorganization plan of AremisSoft Corporation, our former parent, we retain a 10% interest in net collections by the Liquidating Trust established to pursue litigation claims and collection of assets remaining in AremisSoft after bankruptcy. In June 2005, we received a distribution in the amount of $12.6 million from the Liquidating Trust that was recorded net of tax of $2.8 million as income from discontinued operations. Additionally, in 2005 previous estimates of obligations related to the discontinued operations were revised, resulting in additional gain on discontinued operations of $0.5 million. Because neither we nor any of our executives have any affiliation with the trust, other than our 10% interest in net collections, we cannot predict if there will be any future distributions. After we had separated from the Parent Company, we maintained an obligation in accrued expenses on our consolidated balance sheet. We reversed this accrual in the first quarter of 2006 and recorded income from discontinued operations of $0.4 million, net of income taxes, in our consolidated statement of operations.

Preferred Stock Dividend, Deemed Dividend on Exchange of Preferred Stock and Beneficial Conversion Feature.  These items impact our net income (loss) available to common shareholders. In 2007 and 2006, we recorded cash dividends from our Series C Convertible Preferred Stock (“Series C Stock”), Series C-1 Convertible Preferred Stock (“Series C-1 Stock”) and Series D Convertible Preferred Stock (“Series D Stock”). In 2006, we also recorded non-cash charges for a beneficial conversion feature on the issuance of the Series D Stock and a deemed dividend on the exchange of our Series C Stock for the Series C-1 Stock. The Series C

Stock was issued in August 2005 with a dividend rate of 6% so there were very limited preferred stock dividends recorded in 2005. The Series C Stock was exchanged for Series C-1 Stock in August 2006 which carries a dividend rate of 8%. The Series D Stock was issued in August and September 2006 and also carries a dividend rate of 8%. The combination of the Series C Stock outstanding through August 2006 at 6% and the Series C-1 and Series D Stocks outstanding since August 2006 generated the preferred stock dividends of $1.2 million.

We recorded a non-cash charge of $0.8 million related to a beneficial conversion feature on the Series D Stock in 2006. We sold the $6.0 million face value of Series D Stock with a conversion price of $1.67 per share, which was equal to the market price of our common stock when we closed the transaction. Therefore, the conversion feature entitles the holders of the Series D Stock to acquire approximately 3.6 million shares of our common stock. Because we sold the Series D Stock with warrants to purchase our common stock, and also incurred issuance costs, the value assigned to these items was deducted from the face amount of the Series D Stock. Therefore, the Series D Stock is treated as if it were sold for less than market value and this “less than market” conversion value is considered a beneficial conversion feature that was recognized as a charge on the issuance date in August and September 2006.

Additionally, we exchanged, or extinguished the Series C Stock for the Series C-1 Stock and recorded non-cash deemed dividend of $2.9 million in 2006. We had previously recorded the Series C Stock on our balance sheet at $15 million, which was net of issuance costs and an amount allocated to common stock warrants. A deemed fair value of $18.0 million was assigned to the newly issued Series C-1 Stock. The $2.9 million difference between the previous carrying value of the Series C Stock and the new fair value of the Series C-1 Stock was recorded as a deemed dividend.

Going forward, we anticipate that our preferred stock dividends will be approximately $0.5 million per quarter.

Liquidity and Capital Resources

Cash and Cash Equivalents.  At of September 30, 2007, we had $8.7 million of cash and cash equivalents, a decrease of $5.8 million from September 30, 2006. Our most significant source of operating cash flows is generally derived from license, maintenance and professional services revenues. Our primary uses of cash from operating activities are for employee costs and third-party costs for services and facilities. We had approximately $3.7 million and $3.8 million of Renminbi, more commonly called the Yuan (the currency of the People’s Republic of China), at September 30, 2007 and 2006, respectively. The Chinese government considers portions of the Renminbi balance to be undistributed earnings, which contain temporary or permanent restrictions for converting to U.S. Dollars. These amounts are reflected in cash and cash equivalents.

Working Capital Deficit.  Our working capital deficit, defined as current assets less current liabilities, was $12.9 million at September 30, 2007 and $10.8 million at September 30, 2006. The increase in our working capital deficit was primarily due to the decrease in cash and cash equivalents, and increases short-term debt and accounts payable and accrued expenses. Also contributing to this working capital deficit is our deferred revenue balance, which primarily represents our obligation to provide future maintenance services and is not a cash obligation.

Cash Flows from Operating Activities.  We used $2.9 million of cash in operations in 2007, all of it in continuing operations. We recorded a loss from continuing operations of $1.7 million, including the effect of non-cash expenses for depreciation and amortization of $5.1 million and stock-based compensation of $1.7 million. In addition, we used cash for changes in our working capital accounts, primarily increased accounts receivable resulting from increased revenues in 2007 and, the recognition of certain large transactions near year end, and delayed invoicing in the Americas region due to systems conversions and centralization of personnel.

We generated approximately $1.1 million of cash from operations in 2006, all of it from continuing operations. Although we recorded a loss from continuing operations of $16.6 million, the loss reflects the effect of non-cash expenses, including $11.4 million of purchased in-process research and development, $4.9 million of depreciation and amortization and $1.9 million of stock-based compensation. The remaining cash provided was due to changes in our working capital accounts, excluding the effects of the MAI acquisition, primarily collections of accounts receivable offset by increased prepaid expenses and other current assets, decreased accounts payable and decreased other current liabilities.

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

Cash Flows from Investing Activities.  We used $1.1 million of cash for investing activities in 2007, primarily for purchases of furniture, fixtures and equipment.

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

Cash Flows from Financing Activities.  We used $1.8 million of cash for financing activities in 2007, including $2.3 million for repayments of long-term debt and $1.5 million for preferred stock dividends, slightly offset by $1.6 million received from short-term borrowings under our revolving loan facility.

We received $25.1 million of cash from financing activities in 2006, including $25.0 million of debt financing and $5.5 million of preferred stock financing related to our acquisition of HIS. We also received $0.5 million from the issuance of common stock and used $1.9 million for payments of debt, capital leases and preferred stock dividends.

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

The term loan under the Credit Agreement is repayable in 78 equal monthly installments, which began April 1, 2007. All borrowings under the credit agreement bear interest, payable monthly, ranging from 1.0% to 1.75% over the lenders’ prime rate or from 2.0% to 2.75% over the London interbank rate, depending on our level of earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the twelve months preceding the monthly calculation date. Borrowings under the Credit Agreement are secured by all of the assets of our United States subsidiaries and 65% of the stock of our non-United States subsidiaries. At September 30, 2007, we had borrowings outstanding under the term loan facility of $19.1 million, at an interest rate of 8.1% per annum, and under the revolving line of credit of $1.6 million, at an interest rate of 9.5% per annum.

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

Commitments and Capital Adequacy

As of September 30, 2007, our primary commitments are for leased office space and payments on our long-term debt obligations. We had no significant commitments for capital expenditures.

The following table summarizes our significant contractual obligations at September 30, 2007 and the effect such obligations are expected to have on liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
		Less Than			More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years

Long-term obligations	$19,592	$3,510	$6,638	$6,462	$2,982
Operating lease obligations	10,335	4,134	4,124	2,077	—
Cash interest on long-term obligations	4,875	1,499	2,174	1,076	126

Total contractual obligations	$34,802	$9,143	$12,936	$9,615	$3,108

In early December 2007, we signed an agreement to sublease our Minneapolis facility, whereby the new tenant will assume 80% of our current lease costs, and we will pay 20%, through January 2009 (the remaining lease term). We expect to record a charge related to this sublease agreement of approximately $0.3 million in the second quarter of 2008. Concurrent with this agreement, we signed an agreement to lease a new headquarters facility beginning in January 2008. The new location in Minneapolis is approximately

28,000 square feet and we are taking over a sublease that goes through December 2010. These changes are not reflected in the above table of contractual obligations.

We believe that cash flows from operations together with our cash and cash equivalents will be sufficient to meet our commitments and our cash requirements for at least the next twelve months. Our working capital deficit (current assets less current liabilities) of $13.2 million at September 30, 2007, included a current liability of $21.0 million for deferred revenue representing our obligation to provide future maintenance services. We typically satisfy our obligations for maintenance services at a cost of approximately 30% to 35% of the deferred revenue and fund the cost of that obligation from cash flow and from renewals from the next subsequent annual contract period for the maintenance contracts.

Our credit agreement requires us to satisfy specific financial and operational covenants. If we violate these covenants, the credit agreement provides that the lenders may accelerate and require us to immediately repay the indebtedness. Because the credit agreement is secured by all of our assets, the lender could also proceed to foreclose and begin disposing of some of those assets. In particular, we are required to maintain, at the end of each calendar quarter, a level of EBITDA generated for the trailing 12 months increasing from $8.0 million at September 30, 2007, to $10 million for the 12 month periods ending September 30, 2009. For the twelve month period ended September 30, 2007, our EBITDA calculated in accordance with our credit agreement was $9.6 million.

We are required to maintain a ratio of the difference between EBITDA and capital expenditures to fixed charges over the same periods ranging from 0.83 to 1.1. We are required to limit our capital expenditures during any 12 month period to amounts of $3.6 million in fiscal 2007 and $3.0 million for the 12 month periods ending on and after September 30, 2008. Among other matters, we are prohibited without the consent of the administrative agent under the credit agreement (i) from incurring debt except subordinated debt of approximately $1 million, (ii) from subjecting our assets to any liens or encumbrances, except certain permitted liens, (iii) from engaging in a sale of assets except in the ordinary course, (iv) from changing our name or the nature of our business, (v) from making investments, and (vi) from engaging in transaction with affiliates . We have been required to maintain certain percentages of our cash and cash equivalents in the United States and we are currently working with our lender to revise these percentages to be more reasonable aligned with our capabilities and foreign investment needs.

Although we are currently in compliance with all of the covenants in that agreement and expect that we will continue to comply with the covenants during the coming 12 months, we have been required to renegotiate debt agreements in the past when we expected that our operations would not satisfy the covenants. We cannot be certain that, if we were to violate the credit agreement, the lenders would be agreeable to renegotiation, and if they were not, we would be required to find alternative financing to repay the debt, or risk that the lender would seek to dispose of some or all of our assets to repay the debt. We currently do not have arrangements for alternative financing, and if we were forced to obtain financing in a short period of time to avoid default, financing might not be available at all, or the terms of that financing might be very disadvantageous to us and to our stockholders. We believe it is probable we will meet our covenants under the credit agreement through September 30, 2008.

Off-Balance Sheet Arrangements

As of September 30, 2007, we did not engage in any off-balance sheet arrangements as defined in Item 303 (a) (4) of Regulation S-K under the Securities Act of 1934, as amended, that have, or are likely to have, a material current or future effect on our consolidated financial position or results of operations.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. This minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006 (our 2008 fiscal year), although early adoption is permitted. We are currently evaluating the potential impact of FIN 48, however, we do not expect any such impact to have a significant impact on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The use of both of these methods is referred to as the “dual approach” and should be combined with the evaluation of qualitative elements surrounding the errors in accordance with SAB No. 99, Materiality. SAB 108 was implemented in our 2007 fiscal year and did not have a significant impact on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (our 2009 fiscal year), although early adoption is permitted. In September 2007, the FASB provided a one-year deferral for the implementation of SFAS 157 only with regard to nonfinancial assets and liabilities. We have not yet determined the impact, if any, of SFAS 157 on our consolidated financial statements.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008 (our 2010 fiscal year). We have not yet determined the impact, if any, of SFAS 141R on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008 (our 2010 fiscal year). We have not yet determined the impact, if any, of SFAS 160 on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our operations outside of the United States, with the exception of China, are conducted in their local currency. All assets and liabilities of our international subsidiaries are translated to U.S. Dollars (“USD”) at period-end exchange rates. Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive income (loss), a component of stockholders’ equity, in the consolidated balance sheets. Gains and losses on foreign currency transactions and short-term intercompany receivables from foreign subsidiaries are included in other income (expense) in the consolidated statements of operations. The reported results of our foreign operations will be influenced by their translation into USD and by currency movements against the USD.

The short-term intercompany balances from foreign subsidiaries are denominated in USD and result in gains and losses when translated to local currency. A hypothetical uniform 10 percent strengthening in the value of USD at September 30, 2007 against short-term intercompany balances denominated in USD would not have a material impact on our currency translation gain or loss included in other income (expense) in the consolidated statement of operations.

We had approximately $3.7 million worth of Renminbi (“RMB”), more commonly called the Yuan (the currency of the People’s Republic of China) at September 30, 2007. Our wholly owned subsidiary in China uses USD as its functional currency. Translation gains and losses on the RMB cash balance are reflected in the consolidated statements of operations as currency gains or losses. A hypothetical uniform 10 percent strengthening in the value of the RMB at September 30, 2007 against USD cash balances would result in an additional $0.4 million currency translation gain.

We do not utilize any derivative financial instruments. Our investments are consistent with our investment policies and are denominated in USD. Changes in market interest rates will not have a material impact on our financial position.

At September 30, 2007, we had long-term debt outstanding of $16.1 million with an interest rate of 8.1% per annum. The interest rate is based on the lenders’ prime rate or the London interbank rate. A hypothetical 10% unfavorable movement in the applicable interest rate would result in an additional $0.1 million of interest expense on this long-term debt.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SoftBrands, Inc.

Consolidated Financial Statements
As of September 30, 2007 and 2006 and for Each of the Three Years
in the Period Ended September 30, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SoftBrands, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive loss and cash flows present fairly, in all material respects, the financial position of SoftBrands, Inc. and its subsidiaries at September 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2007). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”, on October 1, 2005.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/  PricewaterhouseCoopers LLP

Minneapolis, Minnesota
December 14, 2007

SoftBrands, Inc.

Consolidated Balance Sheets

	September 30,	September 30,
	2007	2006
	(In thousands, except share and per share data)

ASSETS:
Current assets:
Cash and cash equivalents	$8,682	$14,520
Accounts receivable, net	15,683	7,555
Prepaid expenses and other current assets	4,474	3,542

Total current assets	28,839	25,617
Furniture, fixtures and equipment, net	2,602	2,787
Goodwill	37,271	35,021
Intangible assets, net	7,433	10,844
Other long-term assets	439	778

Total assets	$76,584	$75,047

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current portion of long-term obligations	$3,510	$2,618
Revolving loan	1,585	—
Accounts payable	4,554	2,110
Accrued expenses	8,329	6,870
Accrued restructuring costs	423	936
Deferred revenue	21,015	22,560
Other current liabilities	2,354	1,288

Total current liabilities	41,770	36,382
Long-term obligations	16,082	19,302
Other long-term liabilities	832	835

Total liabilities	58,684	56,519

Commitments and Contingencies (Notes 9 and 11)
Stockholders’ equity:
Series A and Undesignated Preferred Stock, $0.01 par value; 10,647,973 shares authorized; no shares issued or outstanding	—	—
Series B Convertible Preferred Stock, $0.01 par value; 4,331,540 shares authorized, issued and outstanding; liquidation value of $4,591	5,068	5,068
Series C-1 Convertible Preferred Stock, $0.01 par value; 18,000 shares authorized, issued and outstanding; liquidation value of $18,000 plus unpaid dividends	18,000	18,000
Series D Convertible Preferred Stock, $0.01 par value; 6,673 shares authorized, 6,000 shares issued and outstanding; liquidation value of $6,000 plus unpaid dividends	5,051	5,051
Common Stock, $0.01 par value; 110,000,000 shares authorized; 41,391,043 and 41,024,960 shares issued and outstanding, respectively	414	410
Additional paid-in capital	174,009	173,791
Accumulated other comprehensive loss	(811)	(1,670)
Accumulated deficit	(183,831)	(182,122)

Total stockholders’ equity	17,900	18,528

Total liabilities and stockholders’ equity	$76,584	$75,047

The accompanying notes are an integral part of these consolidated financial statements.

SoftBrands, Inc.

Consolidated Statements of Operations

	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2007	2006	2005
	(In thousands, except per share data)

Revenues:
Software licenses	$17,133	$8,707	$10,452
Maintenance and support	55,017	43,823	43,537
Professional services	18,030	14,619	13,309
Third-party software and hardware	3,200	2,140	3,483

Total revenues	93,380	69,289	70,781

Cost of revenues:
Software licenses	2,112	3,130	4,503
Maintenance and support	15,534	13,375	14,094
Professional services	16,318	13,007	10,421
Third-party software and hardware	2,720	1,600	2,519

Total cost of revenues	36,684	31,112	31,537

Gross profit	56,696	38,177	39,244

Operating expenses:
Selling and marketing	20,175	13,343	11,026
Research and product development	13,734	10,962	8,425
General and administrative	20,343	18,673	18,744
Restructuring related charges (see Note 5)	1,705	196	(261)
Purchased in-process research and development (see Note 7)	—	11,400	—

Total operating expenses	55,957	54,574	37,934

Operating income (loss)	739	(16,397)	1,310
Interest expense (see Note 9)	(1,971)	(238)	(7,062)
Other (expense) income, net	(89)	134	602

Loss from continuing operations before provision for (benefit from) income taxes	(1,321)	(16,501)	(5,150)
Provision for (benefit from) income taxes	388	110	(2,151)

Loss from continuing operations	(1,709)	(16,611)	(2,999)

Discontinued operations:
Income from discontinued operations, net of tax	—	393	10,343

Net income (loss)	(1,709)	(16,218)	7,344
Preferred stock dividends	1,949	1,201	132
Preferred stock beneficial conversion feature charge	—	756	—
Deemed dividend on exchange of preferred stock	—	2,935	—

Net income (loss) available to common shareholders	$(3,658)	$(21,110)	$7,212

Basic and diluted earnings (loss) per common share:
Continuing operations	$(0.09)	$(0.53)	$(0.08)
Discontinued operations	0.00	0.01	0.26

Net income (loss)	$(0.09)	$(0.52)	$0.18

Weighted average basic and diluted common shares outstanding	41,221	40,242	40,030

The accompanying notes are an integral part of these consolidated financial statements.

SoftBrands, Inc.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Loss

	Series B		Series C and C-1		Series D					Accumulated
	Convertible		Convertible		Convertible				Additional	Other		Total	Comprehensive
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Income
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Loss
	(In thousands)

Balances at October 1, 2004	4,332	$5,068	—	$—	—	$—	40,030	$400	$172,497	$(1,146)	$(173,248)	$3,571
Issuance of Series C Convertible Preferred Stock and warrants, net of issuance costs	—	—	18	15,065	—	—	—	—	1,391	—	—	16,456
Dividends declared on Series C Convertible Preferred Stock	—	—	—	—	—	—	—	—	(132)	—	—	(132)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(747)	—	(747)	$(747)
Net income	—	—	—	—	—	—	—	—	—	—	7,344	7,344	7,344

Balances at September 30, 2005	4,332	5,068	18	15,065	—	—	40,030	400	173,756	(1,893)	(165,904)	26,492	$6,597

Deemed dividend on exchange of Series C for Series C-1 Convertible Preferred Stock	—	—	—	2,935	—	—	—	—	(2,935)	—	—	—
Dividends declared on Series C, C-1 and D Convertible Preferred Stock	—	—	—	—	—	—	—	—	(1,201)	—	—	(1,201)
Issuance of Series D Convertible Preferred Stock and warrants, net of issuance costs	—	—	—	—	6	5,051	—	—	468	—	—	5,519
Stock-based compensation	—	—	—	—	—	—	—	—	1,940	—	—	1,940
Stock options exercised	—	—	—	—	—	—	415	4	527	—	—	531
Warrants issued for Infra acquisition	—	—	—	—	—	—	—	—	242	—	—	242
Common stock issued for MAI acquisition	—	—	—	—	—	—	580	6	994	—	—	1,000
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	223	—	223	$223
Net loss	—	—	—	—	—	—	—	—	—	—	(16,218)	(16,218)	(16,218)

Balances at September 30, 2006	4,332	5,068	18	18,000	6	5,051	41,025	410	173,791	(1,670)	(182,122)	18,528	$(15,995)

Dividends declared on Series C-1 and D Convertible Preferred Stock	—	—	—	—	—	—	—	—	(1,949)	—	—	(1,949)
Stock-based compensation	—	—	—	—	—	—	—	—	1,736	—	—	1,736
Stock options exercised	—	—	—	—	—	—	366	4	431	—	—	435
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	859	—	859	$859
Net loss	—	—	—	—	—	—	—	—	—	—	(1,709)	(1,709)	(1,709)

Balances at September 30, 2007	4,332	$5,068	18	$18,000	6	$5,051	41,391	$414	$174,009	$(811)	$(183,831)	$17,900	$(850)

The accompanying notes are an integral part of these consolidated financial statements.

SoftBrands, Inc.

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Loss from continuing operations	$(1,709)	$(16,611)	$(2,999)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) continuing operations:
Depreciation and amortization	5,070	4,883	5,613
Stock-based compensation	1,736	1,940	—
Purchased in-process research and development	—	11,400	—
Noncash interest expense	—	—	1,848
Restructuring related charges	—	196	(261)
Provision for doubtful accounts	174	595	580
Noncash income tax benefit	(69)	(262)	(2,733)
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(8,300)	578	71
Prepaid expenses and other current assets	(1,093)	(877)	74
Accounts payable	2,223	(478)	413
Accrued expenses	452	(819)	(1,172)
Accrued restructuring costs	(513)	733	(749)
Deferred revenue	(1,545)	59	(2,574)
Other current liabilities	1,051	(170)	(93)
Other long-term assets and liabilities	(379)	(77)	(173)

Net cash provided by (used in) continuing operations	(2,902)	1,090	(2,155)
Net cash provided by discontinued operations	—	—	12,405

Net cash provided by (used in) operating activities	(2,902)	1,090	10,250

Cash flows from investing activities:
Acquisitions, net of cash acquired	(100)	(27,156)	—
Purchases of furniture, fixtures and equipment	(1,033)	(1,405)	(949)
Capitalized software development costs	—	—	(217)
Change in restricted cash	(12)	590	—

Net cash used in investing activities	(1,145)	(27,971)	(1,166)

Cash flows from financing activities:
Issuance of long-term obligations	—	21,000	—
Short-term borrowings, net	1,585	—	—
Repayment of long-term obligations	(2,328)	(298)	(18,661)
Net proceeds from issuance of preferred stock and warrants	—	5,519	16,456
Net proceeds from issuance of common stock	435	531	—
Preferred stock dividends paid	(1,467)	(951)	—
Capitalized financing costs	—	(657)	—

Net cash provided by (used in) financing activities	(1,775)	25,144	(2,205)

Effect of exchange rates on cash balances	(16)	223	(564)

Change in cash and cash equivalents	(5,838)	(1,514)	6,315
Cash and cash equivalents:
Beginning of period	14,520	16,034	9,719

End of period	$8,682	$14,520	$16,034

The accompanying notes are an integral part of these consolidated financial statements.

SoftBrands, Inc.

Notes to Consolidated Financial Statements

Note 1.	Nature of Business and Company Operations

SoftBrands, Inc. (the “Company”) provides enterprise software and related professional services to approximately 5,000 customers in more than 100 countries. We develop software products that streamline and enhance an organization’s ability to manage and execute critical functions such as accounting, purchasing, manufacturing, customer service and sales and marketing. We sell our products primarily to customers in the middle-market manufacturing and hospitality industries.

We are subject to risks and uncertainties including dependence on information technology spending by customers, concentration of customers in a limited number of industries, fluctuations of quarterly results, a lengthy and variable sales cycle, dependence on key personnel, dependence on principal products and third-party technology, rapid technological change, actions of competitors, availability of capital, international operations and expansion.

The Company was incorporated on October 16, 2001, as a wholly owned subsidiary of AremisSoft Corporation (the “Former Parent”) to consolidate the ongoing vertical-market software operations of the Former Parent and to separate those operations from other activities that had been conducted through the Former Parent’s Cyprus subsidiary and under the Former Parent’s “Emerging Markets Group.” On December 13, 2001, the Former Parent contributed to the Company all of the capital stock of FourthShift Corporation (“FourthShift”), a worldwide supplier of enterprise resource planning software, that had been acquired by the Former Parent in April 2001. Effective December 31, 2001, the Former Parent contributed to the Company the operating assets, liabilities and personnel of AremisSoft Hospitality (US), Inc. (the United States hospitality operations of the Former Parent) and AremisSoft (UK) Plc (the Former Parent’s United Kingdom operating subsidiary) related to its hospitality and manufacturing software operations.

The Former Parent entered into a liquidating trust agreement pursuant to which the trust is entitled to any and all of the proceeds from the Former Parent’s litigation claims and sale of certain other assets of the Former Parent. Securities class action plaintiffs are entitled to all of the beneficial interests in the liquidating trust, but we will be entitled to 10% of the net distributions from the trust. In prior years, we have received distributions from the trust, which were reported as income from discontinued operations, net of expenses and income taxes. Future receipts of cash, if any, will also be accounted for as income from discontinued operations.

Note 2.	Summary of Significant Accounting Policies

Fiscal Year

Our fiscal year is from October 1 to September 30. Unless otherwise stated, references to the years 2007, 2006 and 2005 relate to the fiscal years ended September 30, 2007, 2006 and 2005, respectively. References to future years also relate to our fiscal year ended September 30.

Consolidation

The accompanying consolidated financial statements include the accounts of SoftBrands, Inc. and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

We have investments of less than 50% in two companies: HIS-MSC Co. Ltd. in Thailand (49.99%) and Hotel Information Systems Phils. Inc. in the Philippines (40%). In both cases, our investment and share of investee operations are not significant. In January 2007, multiple changes began to take place in the Thailand organization, including the involvement of our management personnel in day to day operations. We evaluated this investment using the guidance provided by FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and determined that, with this increased management involvement, our economic interest is

SoftBrands, Inc.

Notes to Consolidated Financial Statements — (Continued)

now greater than 50% when taking into account qualitative economic factors. Accordingly, the Thailand operations are now consolidated into our financial statements. We continue to account for the Philippines investment using the equity method of accounting.

Segment Reporting

Our business consists of two reportable segments: SoftBrands Manufacturing (“Manufacturing”) and SoftBrands Hospitality (“Hospitality”).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts receivable, the deferred tax asset valuation allowance, and the valuation and recoverability of goodwill and intangible assets, the valuation of in-process research and development, restructuring charges and stock-based compensation. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates.

Cash and Cash Equivalents

All highly liquid and short-term investments purchased with an original maturity of three months or less are considered to be cash equivalents. Short-term investments, consisting principally of government securities and money market instruments, are stated at cost, which approximates fair value due to the short maturity of these instruments.

We had approximately $3.7 million and $3.8 million of Renminbi, more commonly called the Yuan (the currency of the People’s Republic of China), at September 30, 2007 and 2006, respectively. The Chinese government considers portions of the Renminbi balance to be undistributed earnings, which contain temporary or permanent restrictions for converting to U.S. Dollars. These amounts are reflected in cash and cash equivalents. Our wholly owned subsidiary in China uses the U.S. Dollar as its functional currency. Translation gains and losses on the Renminbi cash balance are reflected as currency gains (losses) in the consolidated statements of operations.

Accounts Receivable

Accounts receivable are initially recorded at fair value upon the sale of software licenses or services to customers. We maintain an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from extending credit to our customers. In judging the adequacy of the allowance for doubtful accounts, we consider multiple factors including historical bad debt experience, the general economic environment, the need for specific client reserves and the aging of our receivables. A considerable amount of judgment is required in assessing these factors. If these factors do not reflect future performance, a change in the allowance for doubtful accounts would be necessary in the period such determination is made, impacting future results of operations. The provision for doubtful accounts is included in general and administrative expense in the consolidated statements of operations.

Inventories

Inventories, which consist of third-party computer hardware and software held for resale, computer software media, documentation and packaging materials, are stated at the lower of first-in, first-out cost or

SoftBrands, Inc.

Notes to Consolidated Financial Statements — (Continued)

market. At September 30, 2007 and 2006, inventory totaling $0.1 million and $0.4 million, respectively, was included in prepaid expenses and other current assets in the consolidated balance sheets.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are recorded at cost, less accumulated depreciation and amortization. The straight-line method of depreciation is used over estimated useful lives that range from three to five years. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the underlying lease term. Upon retirement or disposition, the cost and related accumulated depreciation and amortization are removed from the accounts, and any gain or loss is included in the results of operations. Maintenance and repairs are expensed as incurred. The related depreciation and amortization expense was $1.6 million, $1.3 million and $1.4 million for 2007, 2006 and 2005, respectively.

Goodwill

Goodwill represents the excess of purchase price over fair value of net assets acquired. We account for goodwill in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill be tested for impairment on at least an annual basis. We evaluate the carrying value of goodwill at the end of our fiscal year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, a significant adverse change in legal factors or in business climate, unanticipated competition, or an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then an impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. Our assessments of goodwill at September 30, 2007, 2006 and 2005 resulted in no impairment losses.

Long-Lived and Other Intangible Assets

We evaluate the recoverability of long-lived and identifiable intangible assets not held for sale whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to, a significant decrease in the market value of an asset, a significant adverse change in the extent or manner in which an asset is used or in its physical condition, or an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of an asset. We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds the fair value of the asset. The fair value is measured based on quoted market prices, if available, or based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. There were no impairments of long-lived and intangible assets in 2007, 2006 or 2005.

SoftBrands, Inc.

Notes to Consolidated Financial Statements — (Continued)

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. Cash equivalents are due within three months and are readily convertible into cash. We grant credit to our customers in the ordinary course of business. Concentrations of credit risk with respect to trade accounts receivable are limited due to our large customer base and their dispersion across different industries and geographic areas. At September 30, 2007 and 2006, no individual customer represented a significant portion of the consolidated accounts receivable balance. In addition, no individual customer has accounted for more than 10% of our consolidated revenues during any of the past three fiscal years.

Revenue Recognition

We generate our revenue from licenses of our software products, from maintenance or support for that software, from providing services related to that software and, in some instances, from related hardware. We recognize revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, Securities and Exchange Commission Staff Accounting Bulletin 104, Revenue Recognition and SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.

Software license revenue is recognized under SOP 97-2 when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable and (iv) collectibility is probable and supported and the arrangement does not require services that are essential to the functionality of the software.

•	Persuasive Evidence of an Arrangement Exists. We determine that persuasive evidence of an arrangement exists with respect to a customer under (i) a license agreement that is signed by both the customer and by us, or (ii) a purchase order, quote or binding letter-of-intent received from and signed by the customer, in which case the customer has previously executed a license agreement with us. We do not offer product return rights to end users or resellers.

•	Delivery has Occurred. Our software may be either physically or electronically delivered to the customer. We determine that delivery has occurred upon shipment of the software pursuant to the billing terms of the arrangement or when the software is made available to the customer through electronic delivery. Customer acceptance generally occurs at delivery.

•	The Fee is Fixed or Determinable. If, at the outset of the customer arrangement, we determine that the arrangement fee is not fixed or determinable, revenue is typically recognized when the arrangement fee becomes due and payable.

•	Collectibility is Probable. We determine whether collectibility is probable on a case-by-case basis. We generate a high percentage of our license revenue from our current customer base, for which there is a history of successful collection. We assess the probability of collection from new customers based upon the number of years the customer has been in business and a credit review process, which evaluates the customer’s financial position and ultimately their ability to pay. If we are unable to determine from the outset of an arrangement that collectibility is probable based upon our review process, revenue is recognized as payments are received.

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

SoftBrands, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Services revenue consists of fees from consulting services, maintenance and subscription (distribution service provider) services. Consulting services include needs assessment, software integration, security analysis, application development and training. We bill consulting services fees either on a time and materials basis or on a fixed-price schedule. In most cases, our consulting services are not essential to the functionality of our software. In general, our software products are fully functional upon delivery and do not require any significant modification or alteration for customer use. Customers purchase our consulting services to facilitate the adoption of our technology and may dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other professional service personnel or organizations to provide these consulting services. Software products are billed separately from consulting, maintenance and subscription services. We generally recognize revenue from consulting services as services are performed. Our customers typically purchase maintenance annually and receive unspecified product upgrades, Web-based technical support and telephone hot-line support. Our customers typically pay for maintenance services in advance, and we defer the revenue that results and recognize it ratably over the maintenance period, which is typically one year.

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

Advertising Expense

Advertising costs, which are expensed as incurred, were $0.4 million, $0.5 million and $0.7 million for 2007, 2006 and 2005, respectively.

Research and Product Development

Research and product development costs are generally expensed as incurred; however, some costs qualify for capitalization as discussed below. These costs are required to be expensed until the projects under development reach technological feasibility. Technological feasibility is determined after a working model of the software has been completed. Our research and product development costs primarily relate to software development during the period prior to technological feasibility and costs to maintain existing products.

SoftBrands, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Acquired Technology

We capitalize expenditures for acquired software and related licensing rights, which we expect to benefit from in future years. Amortization is based upon the greater of the amount computed on a units sold basis (ratio of gross product revenue to anticipated future gross revenue for that product) or straight-line basis over the remaining estimated economic life of the product. Amortization expense is recorded in cost of revenues related to software licenses in the consolidated statements of operations.

Income Taxes

We account for income taxes using the liability method of accounting under SFAS No. 109, Accounting for Income Taxes. This method requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using currently enacted tax rates. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some component of the deferred tax assets will not be realized. The income tax disclosures reflect the tax attributes of the Company that were transferred at the separation from the Former Parent in August 2002 or created subsequent to the separation.

Debt Discounts and Issuance Costs

We account for debt discounts in accordance with Accounting Principles Board (“APB”) Opinions 12 and 14, which require the original issue discount to be amortized over the life of the debt using the effective interest method. The effective interest method reflects an increasing level of amortization each year such that the annual charge is a constant percentage of the then current outstanding carrying value of the debt. Issuance costs are also amortized over the life of the debt using the effective interest rate method and are included in other long-term assets in the consolidated balance sheets.

Stock-Based Compensation

Effective October 1, 2005, we began recording compensation expense associated with stock options and other forms of equity-based compensation in accordance with SFAS No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to October 1, 2005, we accounted for stock-based compensation arrangements according to the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, SFAS No. 123, Accounting for Stock-Based Compensation, and related interpretations. Accordingly, no related compensation expense was recorded for awards granted with no intrinsic value, and the pro forma disclosures required by SFAS No. 123 were presented in the notes to our consolidated financial statements. See Note 3 for additional stock-based compensation disclosures required by SFAS No. 123R.

Foreign Currency Translation

Our operations outside of the United States, with the exception of China, are conducted in their local currency. Foreign assets and liabilities are translated from local currencies to U.S. Dollars at period end exchange rates, and foreign revenues and expenses are translated at average exchange rates during the period.

SoftBrands, Inc.

Notes to Consolidated Financial Statements — (Continued)

Translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, in the consolidated balance sheets. Any gains or losses resulting from foreign currency transactions are included in the consolidated statements of operations. We do not utilize any foreign currency hedging activities.

Comprehensive Income (Loss)

Comprehensive income (loss), as defined by SFAS No. 130, Reporting Comprehensive Income, includes net income (loss) and items defined as other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on certain marketable securities. These items are required to be separately classified in the consolidated financial statements and are included in the consolidated statements of stockholders’ equity and comprehensive income (loss). Translation adjustments are not adjusted for income taxes as substantially all translation adjustments relate to permanent investments in our non-United States subsidiaries.

Earnings (Loss) Per Share

Net income (loss) per share is computed under the provisions of SFAS No. 128, Earning per Share. Basic earnings (loss) per share is computed using net income (loss) available to common shareholders and the weighted average number of common shares outstanding. Net income (loss) available to common shareholders includes the impact, as applicable, of dividends on our convertible preferred stock, preferred stock beneficial conversion feature charge and deemed dividends on the exchange of preferred stock. Diluted earnings (loss) per share reflects the weighted average number of common shares outstanding plus any potentially dilutive shares outstanding during the period, calculated using the “treasury stock” method. In accordance with EITF 03-6, Participating Securities and the Two — Class Method under FASB Statement No. 128, and EITF 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per share, our Series B Convertible Preferred Stock is considered in both the basic and diluted earnings (loss) per share calculations, subject to the applicable antidilution provisions.

We incurred a net loss from continuing operations for each of the three years presented. Our convertible preferred stocks were not considered in the calculation of basic or diluted earnings (loss) per share for such periods because that stock, based on its contractual terms, does not have the obligation to share in the losses of the Company. Outstanding stock options, warrants, stock appreciation rights, and restricted stock units were also not considered in the calculation of basic or diluted earnings (loss) per share for such periods because to do so would have been antidilutive.

The calculations of earnings (loss) per share for 2007, 2006 and 2005 excluded the impact of the following potential common shares because they were antidilutive (in thousands):

	2007	2006	2005

Options and warrants	14,984	16,274	16,065
Stock appreciation rights	2,011	1,414	—
Restricted stock units	1,231	301	—
Series B Convertible Preferred Stock	4,332	4,332	4,332
Series C Convertible Preferred Stock	—	—	8,955
Series C-1 Convertible Preferred Stock	8,955	8,955	—
Series D Convertible Preferred Stock	3,593	3,593	—

SoftBrands, Inc.

Notes to Consolidated Financial Statements — (Continued)

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. This minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006 (our 2008 fiscal year), although early adoption is permitted. We are currently evaluating the potential impact of FIN 48, however, we do not expect any such impact to have a significant impact on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The use of both of these methods is referred to as the “dual approach” and should be combined with the evaluation of qualitative elements surrounding the errors in accordance with SAB No. 99, Materiality. SAB 108 was implemented in our 2007 fiscal year and did not have a significant impact on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (our 2009 fiscal year), although early adoption is permitted. In September 2007, the FASB provided a one-year deferral for the implementation of SFAS 157 only with regard to nonfinancial assets and liabilities. We have not yet determined the impact, if any, of SFAS 157 on our consolidated financial statements.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15,

SoftBrands, Inc.

Notes to Consolidated Financial Statements — (Continued)

2008 (our 2010 fiscal year). We have not yet determined the impact, if any, of SFAS 141R on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008 (our 2010 fiscal year). We have not yet determined the impact, if any, of SFAS 160 on our consolidated financial statements.

Note 3.	Stock-Based Compensation

On December 13, 2001, our Board of Directors and shareholders approved the SoftBrands, Inc. 2001 Stock Incentive Plan (the “2001 Plan”). The 2001 Plan has been amended several times to reserve a total of 15,400,000 shares of our common stock for issuance under stock options (including incentive stock options (“ISOs”)), restricted stock awards, stock appreciation rights, dividend rights and other share-based awards. The 2001 Plan provides that (a) employees, directors and consultants are eligible to receive awards and (b) the Compensation Committee of the Board of Directors is authorized to establish the terms of such awards, as long as, in the case of ISOs, the term does not exceed ten years from the date of grant and the exercise price of the options is not less than the fair value of our common stock on the date of grant. During 2006, the Compensation Committee approved equity awards to management which consisted of restricted stock units (“RSUs”) and stock appreciation rights (“SARs”), rather than stock options, to better optimize the cost of our equity incentives. We promptly issue, out of the reservation created for the plan, from our authorized but unissued common stock and deliver shares upon exercise of options or stock appreciation rights, or upon vesting of restricted stock units, and have no current expectation of repurchasing shares to replace the shares so issued.

As described in Note 2, effective October 1, 2005, we adopted the fair value method of accounting for stock-based compensation arrangements in accordance with SFAS No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107, using the modified prospective method of transition. Under the provisions of SFAS No. 123R, the estimated fair value of share-based awards granted is recognized as compensation expense over the vesting period of the award. Using the modified prospective method, compensation expense is recognized for employee awards granted, modified, or settled subsequent to September 30, 2005, and the unvested portion of awards granted to employees prior to October 1, 2005. This compensation expense is recognized on a straight-line basis. We were not required to restate prior periods to reflect stock-based compensation expense under SFAS No. 123R, and, therefore, the results for 2007 and 2006 are not directly comparable to the results of 2005.

The estimated fair value of RSUs is based on the fair market value of our common stock on the date of grant. The fair market value of each share-based award, other than RSUs) is estimated on the grant date using the Black-Scholes option pricing model and the following assumptions:

	2007	2006	2005

Risk-fee interest rate	4.5 - 4.8%	4.4 - 5.0%	4.0 - 4.2%
Volatility	46%	80%	80%
Weighted average award life (years)	5.0	4.5	9.9
Dividend yield	0%	0%	0%

The risk-free interest rate is based on the five-year Treasury constant maturity interest rate whose term is consistent with the expected life of the stock awards. Our volatility assumption was changed beginning October 1, 2006, when it was reduced from 80% to 46%, primarily reflecting the historical volatility

SoftBrands, Inc.

Notes to Consolidated Financial Statements — (Continued)

experienced since our common stock has been listed on The American Stock Exchange. Prior to October 1, 2006, our volatility considered both our historical experience and the observable market prices of equity instruments of similar companies due to our limited historical stock trading experience. This change did not have a significant impact on the amount of stock-based compensation expense recorded. The weighted average award life is a significant assumption as it determines the period for which the risk-free interest rate, volatility, and dividend yield must be applied. The expected life is the estimated average length of time over which the options will be exercised. In the fourth quarter of 2005, we changed the expected life of awards granted from 10 years to approximately 5 years based on a market study of comparable companies and to reflect anticipated increased marketability and trading volume of our common stock due to the approved listing and trading on the American Stock Exchange effective December 21, 2005.

The assumptions described above are highly subjective. Our employee stock awards have characteristics significantly different from those of traded options. As required by SFAS No. 123R, our management will continue to assess the assumptions and methodologies used to calculate the estimated fair value of stock-based compensation. Circumstances may change and additional data may become available over time which could result in changes to these assumptions. Such changes could materially impact our fair value estimates.

Stock option activity was as follows (in thousands, except per share data):

		Weighted	Weighted- Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price $	Life (Years)	Value $

Outstanding at September 30, 2005	10,488	2.20
Granted	145	1.88
Exercised	(382)	1.50		109
Cancelled	(598)	1.53

Outstanding at September 30, 2006	9,653	2.25	6.3	611
Exercised	(273)	1.59		110
Cancelled	(1,069)	2.82

Outstanding at September 30, 2007	8,311	2.20	5.1	1,599

Exercisable at September 30, 2007	7,585	2.26	4.9	1,380

The weighted-average, grant-date fair value of options granted in 2006 was $1.28 per share. There were no options granted in 2007.

SoftBrands, Inc.

Notes to Consolidated Financial Statements — (Continued)

The RSUs we grant vest, and require us to issue to the employee (subject to continued employment), 25% of the shares subject to the award on the first, second, third and fourth annual anniversaries of the grant date. The activity for RSUs was as follows (in thousands, except per unit data):

		Weighted
		Average
	Non-Vested	Grant Date
	Shares	Fair Value

Outstanding at September 30, 2005	—	$—
Granted	382	2.06
Vested	(27)	1.99
Cancelled	(54)	2.08

Outstanding at September 30, 2006	301	2.06
Granted	1,153	1.74
Vested	(80)	2.06
Cancelled	(143)	1.87

Outstanding at September 30, 2007	1,231	1.78

The SARs we grant also vest 25% on each of the first, second, third and fourth annual anniversaries of the grant date, subject to continued employment, and expire on the fifth anniversary of the grant date. The SARs entitle the employee, once vested and exercised, to receive shares of our common stock having a value on the exercise date equal to the excess of the fair market value of the shares on the exercise date over the fair market value of the shares on the grant date. The activity for SARs was as follows (in thousands, except per unit data):

		Weighted
	Number	Average
	of	Grant Date
	SARs	Fair Value

Outstanding at September 30, 2005	—	$—
Granted	1,449	1.26
Cancelled	(35)	1.24

Outstanding at September 30, 2006	1,414	1.26
Granted	784	0.86
Cancelled	(187)	0.58

Outstanding at September 30, 2007	2,011	0.96

In 2007, total stock-based compensation expense was $1.7 million, or $0.04 per share, as required by the provisions of SFAS No. 123R. In 2006, total stock-based compensation expense was $1.9 million, or $0.05 per share. These charges had no impact on reported cash flows. There was no stock-based compensation expense, pursuant to APB Opinion No. 25, in 2005. The allocation of stock-based compensation expense in 2007 and 2006 was as follows (in thousands):

	2007	2006

Cost of revenues	$273	$192
Selling, general and administrative expense	1,178	1,553
Research and product development expense	285	195

	$1,736	$1,940

SoftBrands, Inc.

Notes to Consolidated Financial Statements — (Continued)

Our pro forma net income and pro forma income per share for 2005, including pro forma stock-based compensation expense as if the fair-value-based method of accounting had been used on awards being accounted for under APB Opinion No. 25, was as follows (in thousands, except per share amounts):

2005

Net income available to common shareholders, as reported	$7,212
Stock-based compensation expense included in reported net income available to common shareholders	—
Stock-based compensation expense determined using the fair value based method for all awards	(2,441)

Pro forma net income available to common shareholders	$4,771

Basic and diluted income per common share:
As reported	$0.18

Pro forma	$0.12

The pro forma stock-based compensation expense for 2005 included an additional $1.0 million for the accelerated vesting of outstanding options. On March 15, 2005, our registration under Section 12(g) of the Securities Exchange Act of 1934 became effective, and, in accordance with the terms of each option agreement, the original seven year cliff vesting period was accelerated to a three to four year vesting period.

As of September 30, 2007, there was approximately $3.7 million, net of estimated forfeitures, of total unrecognized compensation expense related to stock-based arrangements granted. This expense is expected to be recognized over a weighted-average period of approximately two years.

Note 4.  Supplemental Financial Statement Information

Allowance for Doubtful Accounts

The allowance for doubtful accounts activity was as follows (in thousands):

	2007	2006	2005

Balance at beginning of period	$1,172	$1,028	$1,497
Provision	174	595	580
Write-offs, net of recoveries and foreign currency rate impact	1	(451)	(1,049)

Balance at end of period	$1,347	$1,172	$1,028

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment, net was comprised of the following at September 30 (in thousands):

	2007	2006

Computer software and equipment	$11,616	$11,339
Office furniture and equipment	636	583
Leasehold improvements	1,772	1,572

	14,024	13,494
Less: Accumulated depreciation and amortization	(11,422)	(10,707)

	$2,602	$2,787

SoftBrands, Inc.

Notes to Consolidated Financial Statements — (Continued)

Capitalized Software Development Costs

We have previously contracted with third-party software developers to license and develop specific software. In 2005, we capitalized $0.2 million of costs associated with these contracts. There were no capitalized software development costs in 2006 and 2007.

Accrued Expenses

Accrued expenses were comprised of the following at September 30 (in thousands):

	2007	2006

Accrued compensation and benefits	$2,908	$3,180
Professional services	396	938
Other	5,025	2,752

	$8,329	$6,870

Supplemental Cash Flow Information

Supplemental cash flow information for 2007, 2006 and 2005 was as follows (in thousands):

	2007	2006	2005

Cash paid (refunded) during each period for:
Interest	$824	$17	$3,301
Income taxes	60	(39)	860
Assets acquired in acquisitions	—	4,147	—
Liabilities assumed in acquisitions	—	812	—
Noncash investing and financing activities:
Common stock and warrants issued for acquisitions	—	1,242	—
Accrued dividends on convertible preferred stock	491	382	132

Note 5.	Restructuring Related Charges

A summary of our restructuring activities during 2007, 2006 and 2005 is as follows (in thousands):

	Employee
	Severance and
	Termination	Lease
	Costs	Commitments	Total

Balance at October 1, 2004	$466	$748	$1,214
Adjustments and reversals	(81)	(180)	(261)
Cash payments and other(1)	(182)	(568)	(750)

Balance at September 30, 2005	203	—	203
Restructuring charges	196	—	196
Acquisition-related obligations	—	565	565
Cash payments and other(1)	(28)	—	(28)

Balance at September 30, 2006	371	565	936
Restructuring charges	1,705	—	1,705
Cash payments and other(1)	(1,766)	(452)	(2,218)

Balance at September 30, 2007	$310	$113	$423

(1)	The impact of foreign currency translation, which is not significant for any period presented, is included with cash payments and other.

SoftBrands, Inc.

Notes to Consolidated Financial Statements — (Continued)

In 2007, we recorded restructuring costs of $1.7 million, which consisted of employee termination costs, including severance and associated outplacement costs related to a restructuring of our manufacturing software operations. This restructuring plan is designed to improve the profitability and long-term growth prospects of our manufacturing segment. We identified 63 positions for elimination which will be achieved through early retirement packages offered to employees, voluntary separations, and involuntary separations, as necessary. This restructuring is scheduled to be completed by the end of our first quarter fiscal year 2008.

The restructuring accrual balances at September 30, 2006 were primarily related to a previous restructuring in our hospitality segment and to certain MAI acquisition related lease exit costs recorded in the fourth quarter of 2006. During 2007, we determined that certain of the acquisition related lease exit cost accruals were not necessary and they were reversed against the goodwill initially recorded for the respective restructuring. There have been no other significant changes to the September 30, 2006 restructuring accruals or related plans, other than payments.

In July 2006, we incurred $0.2 million of restructuring charges, primarily for severance costs as we reassessed the cost structure of our hospitality line, not including HIS. We reduced our global hospitality work force by 10% spread between the sales, support and development functions.

On September 30, 2003, we announced a restructuring and reorganization plan that primarily affected our Hospitality segment. The plan’s near term focus was to support current customers’ needs and return the business to profitability. All product strategies and investment decisions were re-assessed. As a result, certain development projects were deferred or cancelled while other projects were afforded focused efforts to complete. The plan included the closure or consolidation of several offices in various U.S. and international locations and the elimination of approximately 120 positions. At September 30, 2004, the remaining employee severance accrual for this program was $0.3 million, all of which was paid in 2005.

In conjunction with the acquisition of FourthShift Corporation in April 2001, we assumed accrued restructuring liabilities related to employee termination costs. At September 30, 2007, 2006 and 2005, $0.2 million, $0.2 million and $0.1 million, respectively, of this restructuring liability was remaining, and is required for special retirement-related benefits that we are obligated to pay for three former employees.

Note 6.	Discontinued Operations

In June 2005, we received a cash distribution of $12.6 million from the Liquidating Trust of the Former Parent, which was recorded as income from discontinued operations (see Note 1). At September 30, 2005, we revised estimated accruals for the remaining obligations of the Former Parent resulting in an additional gain from discontinued operations of $0.5 million. The 2005 income from discontinued operations is shown net of a $2.8 million income tax provision.

Additionally, after we had separated from the Former Parent, we maintained an obligation in accrued expenses on our consolidated balance sheet. We reversed this accrual in the first quarter of 2006 and recorded income from discontinued operations of $0.4 million, net of income taxes, in our consolidated statement of operations.

Note 7.	Acquisitions

MAI Systems Corporation

On August 14, 2006, we acquired all of the outstanding shares of MAI Systems Corporation (“MAI”), and its subsidiary Hotel Information Systems (“HIS”), a provider of total information technology solutions to the hospitality, resort and destination industry. This acquisition was a key step in growing our hospitality business, adding new software solutions and a significant customer base. This acquisition will allow us to serve a wider spectrum of hotels in the chain and group hotels segments and is expected to make us a stronger competitor in the property management systems business worldwide. In connection with this acquisition, we

SoftBrands, Inc.

Notes to Consolidated Financial Statements — (Continued)

executed a credit agreement which provided $21.0 million to finance the acquisition under a term loan maturing in 2013 (see Note 9). We also sold, on August 14, 2006 and September 8, 2006, 6,000 shares of our Series D Convertible Preferred Stock (“Series D Stock”) and warrants to purchase 400,000 shares of our common stock for gross sales proceeds of $6.0 million which was used as partial consideration for the acquisition (see Note 13). In connection with the issuance of the Series D Stock, we exchanged our Series C Convertible Preferred Stock for Series C-1 Convertible Preferred Stock (see Note 13).

The purchase price was as follows (in thousands):

Cash paid	$15,500
Stock consideration	1,000
Additional consideration	3,558
Obligations assumed and paid	6,757
Transaction costs	1,577

$28,392

In addition to the $15.5 million of cash paid, we issued $1.0 million of our common stock for this acquisition. The number of shares issued, approximately 580,000 shares, was determined based on the average share price for the 10 days surrounding the date the acquisition was announced. Additional consideration includes non-compete agreements, consulting agreements, and severance payments provided to MAI management under the terms of the purchase agreement. The non-compete agreements have a five-year term and the consulting agreements provide for declining payments over a three-year term. Obligations assumed and paid included $5.9 million of MAI debt which was repaid upon completion of the acquisition with no additional fees or charges.

The acquisition was accounted for under SFAS No. 141 Business Combinations using the purchase method of accounting. The purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with any excess being allocated to goodwill. Management is responsible for determining the fair values of these assets. An independent appraisal firm, with the assistance of our management, has performed a valuation of in-process research and development and identifiable intangible assets, which consist of customer relationships, trade names, non-compete agreements and acquired technology. The purchase price allocation was finalized in the fiscal quarter ended September 30, 2007.

The following table summarizes the final allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed (in thousands):

Working capital (excluding deferred revenue)	$1,876
Property and equipment, net	633
Other non-current assets	15
Goodwill	13,174
Trade names	1,000
Indentifiable intangible assets subject to amortization	8,252
In-process research and development	11,400

Total assets acquired	36,350
Less: deferred revenue	(7,146)
Less: other obligations assumed	(812)

Net assets acquired	$28,392

SoftBrands, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

We have estimated that $11.4 million of the purchase price represents purchased in-process research and development related to MAI research and development projects which had not yet reached technological feasibility and have no alternative future use. More specifically, the in-process research and development related to Karyon, our distribution services provider operation, which was in development at the time of acquisition. This fair value estimate was determined based on the discounted cash flow method utilizing a risk adjusted discount rate of 32.6% and an expectation that the net cash inflows related to the in-process projects would commence in 2007. Karyon was completed and released in 2007.

Infra Business Solutions GmbH

On October 1, 2005, we acquired all of the outstanding shares of Infra Business Solutions GmbH (“Infra”), a privately held German software company that is a reseller and development partner of SAP Business One, for approximately $2.3 million. The purchase price included cash of approximately $1.9 million (net of cash acquired), warrants to purchase 200,000 shares of our common stock (valued at $227,000) and closing costs. This acquisition gave us presence in Germany and the ability to use Infra’s established channel partners to introduce FourthShift Edition for SAP Business One to the German market. As a result of this acquisition, we acquired $1.4 million of identifiable intangible assets that are being amortized on accelerated and straight-line methods over their estimated useful lives of three to four years. The fair market value of the identifiable intangible assets purchased included Infra’s software product Infra:Net, a production planning system sold to small and medium-sized manufacturers in the German, Swiss and Austrian markets, valued at $676,000, non-contractual customer relationships valued at $282,000, a licensing and royalty agreement valued at $25,000 and employment contracts valued at $376,000. Goodwill of $585,000 was assigned to our manufacturing operating segment.

The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed (in thousands):

Current assets	$413
Furniture and fixtures	26
Other non-current assets	15
Indentifiable intangible assets	1,359
Goodwill	585

Total assets acquired	2,398
Less: current liabilities	(111)

Net assets acquired	$2,287

SoftBrands, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Note 8.	Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for 2007 and 2006 were as follows (in thousands):

	2007	2006

Balance at beginning of period	$35,021	$22,947
Goodwill acquired, including foreign currency rate impact	2,250	12,074

Balance at end of period	$37,271	$35,021

Goodwill by reportable segment was as follows at September 30 (in thousands):

	2007	2006

Manufacturing	$22,354	$22,354
Hospitality	14,917	12,667

	$37,271	$35,021

Changes to goodwill (in total and by reportable segment) in the tables above are the result of the acquisitions discussed in Note 7 and insignificant foreign currency rate change impacts.

SoftBrands, Inc.

Notes to Consolidated Financial Statements — (Continued)

Intangible Assets

Intangible assets, net were comprised of the following at September 30 (in thousands):

	2007			2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Acquired technology	$21,257	$(20,479)	$778	$21,157	$(19,820)	$1,337
Capitalized software development	3,707	(1,976)	1,731	3,707	(1,027)	2,680
Consulting and non-compete agreements	2,952	(1,290)	1,662	2,952	(226)	2,726
Customer relationships	2,700	(608)	2,092	2,700	(68)	2,632
Other	1,946	(776)	1,170	1,946	(477)	1,469

Intangible assets	$32,562	$(25,129)	$7,433	$32,462	$(21,618)	$10,844

Total amortization of intangibles was $3.5 million, $3.6 million and $4.3 million for 2007, 2006 and 2005, respectively. Amortization of acquired technology and capitalized software development used for resale is recorded as cost of revenues related to software licenses. Certain fully amortized intangibles were removed from service during 2006 and 2005.

The estimated future annual amortization expense for intangibles subject to amortization is as follows (in thousands):

2008	$3,204
2009	2,470
2010	687
2011	572
2012	500
Thereafter	—

$7,433

Note 9.  Long-Term Obligations

Credit Facility

On August 14, 2006, we borrowed $21.0 million under the term loan facility of a Credit Agreement executed that date with an institutional lender. The principal amount of the term loan is repayable in 78 equal monthly installments, which began April 1, 2007. The Credit Agreement also provides for a revolving line of credit under which we may borrow up to $9.0 million, or such lesser amount as is equal to 67% of our maintenance revenue for the twelve month period preceding the date of each borrowing, less amounts outstanding under the revolving line and the term loan and less reserves established by the lender. We may also request the lender to issue letters of credit of up to $3.0 million in the aggregate under the revolving credit facility. At September 30, 2007, we had borrowings outstanding under the term loan facility of $19.1 million, at an interest rate of 8.1% per annum, and under the revolving line of credit of $1.6 million, at an interest rate of 9.5% per annum. At September 30, 2006, we had borrowings outstanding under the term loan facility of $21.0 million.

Borrowings under the Credit Agreement bear interest, payable monthly, ranging from 1.0% to 1.75% over the lenders’ prime rate or from 2.0% to 2.75% over the London interbank rate, depending on our level of earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the twelve months preceding the monthly calculation date. We paid a $0.3 million closing fee in connection with the credit agreement. The

SoftBrands, Inc.

Notes to Consolidated Financial Statements — (Continued)

revolving credit facility also carries a 0.25% unused line fee, a letter of credit fee equal to 2.5% per annum and servicing fees of $1,000 per month.

Borrowings under the revolving credit facility may be repaid and reborrowed. The term loan may be repaid at any time, subject to a prepayment penalty of $0.3 million if repaid within the first two years. All borrowings under the credit agreement must be repaid with the proceeds from asset sales not in the ordinary course of business, other indebtedness incurred, extraordinary receipts and issuances of additional equity securities, as defined. Repayment of borrowings can also be accelerated upon a default under the Credit Agreement, including failure to pay any installment of interest or principal when due, breach of covenants in the Credit Agreement, insolvency proceedings, a change of control of the Company, and certain other matters. The Agreement contains covenants requiring us, among other things, to maintain specified levels of EBITDA measured for the twelve months ended each quarter beginning September 30, 2007. It also requires ratios of EBITDA to fixed charges less capital expenditures ranging from 0.83 for the quarter ended September 30, 2007 to 1.1 for the twelve months ended September 30, 2008, and limits capital expenditures to specific amounts.

Borrowings under the Credit Agreement are secured by all of the assets of our United States subsidiaries under a Security Agreement, and related Trademark Security Agreement, Copyright Security Agreement and Source Code Escrow Agreement dated the same date, as well as by a pledge of all of the stock held by the Company in its United States subsidiaries and 65% of the stock of non-United States subsidiaries. Each of our three principal United States Subsidiaries, as well as MAI Systems Corporation and its principal United States subsidiaries, are borrowers and obligors under the Credit Agreement.

Capital Resource Partners

On November 26, 2002, we entered into a Senior Subordinated Secured Note and Warrant Purchase Agreement (“Note and Warrant Purchase Agreement”) with Capital Resource Partners (“CRP”) pursuant to which we sold to CRP for $20.0 million a Senior Subordinated Secured Note (“Note”) due from 2007 to 2009, and issued to CRP a warrant (the “Initial Warrant”) to purchase approximately 7.0 million shares of our common stock. The Note, as amended to increase its interest rate in September 2003, bore interest at 14% per annum. The warrant was exchanged in August 2004 for approximately 4.3 million shares of Series B Convertible Preferred Stock (see Note 13) and a new warrant to purchase approximately 4.0 million shares of our common stock that did not carry a repurchase obligation.

On August 4, 2005, we prepaid $8.0 million of principal, plus accrued interest, on the Note, and a redemption premium of $0.2 million. On August 17, 2005, in conjunction with the sale of Series C Preferred Stock and Warrants described in Note 13, we retired the balance of the $20.0 million of debt owed to CRP. As a result, we recorded as interest expense a charge of $2.7 million from the accelerated amortization of previously capitalized financing costs and original issue debt discount related to the CRP debt, as well as consent fees, prepayment fees and financing fees of approximately $0.8 million.

Although the Note has been retired, the warrant remains outstanding and the Note and Warrant Purchase Agreement under which it was issued provides CRP with board representation rights, information rights, and a right of first refusal to acquire its pro-rata portion, based on the fully-diluted shares outstanding, of any securities that we issue in a private transaction, subject to certain exceptions which include up to 8.4 million shares issued under options granted under our Stock Incentive Plan. Because we have issued options and other stock-based benefits in excess of such amount, we have periodically been required to grant to CRP its pro-rata portion of the options in excess of this amount. In accordance with this provision, we have issued approximately 560,000 common stock options to CRP, with exercise prices ranging from $1.50 to $2.13 per share (see Note 13).

SoftBrands, Inc.

Notes to Consolidated Financial Statements — (Continued)

Consulting Agreements

As part of the acquisition of MAI (see Note 7), we have consulting agreements with two former officers of MAI to pay the total sum of $1.0 million over three years. These former officers are required to perform certain functions for us upon our request. Pursuant to these agreements, $0.5 million will be paid the first year, $0.3 million the second year and $0.2 million the third year. These consulting agreements have also been identified as intangible assets in our valuation of the acquisition purchase price and have been discounted at an assumed interest rate of 8%.

Scheduled Maturities of Long-Term Obligations

At September 30, 2007, scheduled maturities of our long-term obligations were as follows:

2008	$3,510
2009	3,407
2010	3,231
2011	3,231
2012	3,231
Thereafter	2,982

19,592
Less: amounts classified as current	(3,510)

$16,082

Note 10.	Income Taxes

Our income tax provision and related income tax disclosures reflect the tax attributes of the Company that were transferred at the separation from the Former Parent in August 2002 or created subsequent to the separation. The first three tables below relate to continuing operations and exclude any tax provision for discontinued operations.

Our income (loss) from continuing operations before provision for income taxes consisted of the following (in thousands):

	2007	2006	2005

United States	$(1,901)	$(17,448)	$(7,180)
International	580	947	2,030

	$(1,321)	$(16,501)	$(5,150)

The provision for (benefit from) income taxes from continuing operations consisted of the following (in thousands):

	2007	2006	2005

State and U.S	$52	$189	$186
International	336	183	396
U.S. federal and state income tax benefit recognized due to tax provision in discontinued operations	—	(262)	(2,733)

	$388	$110	$(2,151)

There has been no provision for U.S. taxes on the undistributed earnings of non-U.S. subsidiaries because we intend to reinvest these earnings indefinitely in operations outside of the U.S. It is not practicable to determine the liability that may be created at such time as these earnings are repatriated.

SoftBrands, Inc.

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of income tax benefit from continuing operations computed at the federal statutory rate to the provision for (benefit from) income taxes consisted of the following (in thousands):

	2007	2006	2005

Tax benefit at U.S. statutory rate of 34%	$(449)	$(5,610)	$(1,751)
State income taxes, net of federal benefit	855	(300)	33
International taxes	299	(183)	(284)
Change in valuation allowance	(1,168)	2,646	2,723
Alternative minimum tax	79	—	—
Stock based compensation expense	193	162	—
Non-deductible expense	71	48	111
Imputed interest	166	—	—
Foreign dividend gross-up	120	—	—
Subpart F income	184	—	—
Permanent differences and other	38	(532)	(250)
In-process research and development	—	3,879	—
Noncash income tax benefit recognized due to tax provision in discontinued operations	—	—	(2,733)

	$388	$110	$(2,151)

At September 30, 2007, we had available U.S. federal net operating loss (“NOL”) carryforwards of $36.8 million and federal tax credit carryforwards of $2.1 million. These NOL and tax credit carryforwards will expire from 2008 to 2025. The expiration of our U.S. NOL and tax credit carryforwards is as follows (in thousands):

	NOL	Tax Credit
	Carryforwards	Carryforwards

2008	$—	$218
2009	—	300
2010	—	95
2011	—	122
2012	—	405
2013	355	300
Thereafter	36,432	683

	$36,787	$2,123

In addition to the amounts presented above, we had state tax credits and other carryforwards of $2.1 million which expire from 2008 to 2025.

In conjunction with an acquisition by the Former Parent in April 2001, approximately $22.0 million of our NOL carryforwards and all of the tax credit carryforwards became subject to Section 382 and 383 limitations which limit the annual utilization of both carryforwards to approximately $2.0 million per year. These annual limitations accumulate if unused, provided there are not additional Section 382 and 383 limitations. These limitations may be increased to the extent we realize any built-in gains which may have existed at the time of the acquisition. At September 30, 2007, approximately $11.8 million of the $22.0 million of acquired NOL carryforwards remain. Changes in ownership since April 2001 could cause additional limitations.

In conjunction with our acquisition of MAI Systems Corporation on August 14, 2006, approximately $63.3 million of the MAI Systems Corporation NOL carryforwards are subject to Section 382 limitations. As a result of these limitations, only $6.3 million of the acquired NOL carryforwards are subject to utilization. At

SoftBrands, Inc.

Notes to Consolidated Financial Statements — (Continued)

September 30, 2007, approximately $3.5 million of the acquired NOL carryforwards remain. Changes of ownership since August 14, 2006 could cause additional limitations.

In addition to the U.S. tax attributes discussed above, at September 30, 2007, we had NOL carryforwards outside the U.S. totaling $13.8 million which result in a deferred tax asset of $4.1 million. A significant portion of these international NOL carryforwards do not expire.

We record deferred taxes for the difference between the financial reporting and income tax bases of certain assets and liabilities, computed in accordance with tax laws currently in effect. The components of our worldwide deferred taxes at September 30 were as follows (in thousands):

	2007	2006

NOL and tax credit carryforwards	$20,472	$25,385
Accruals and allowances not currently deductible for tax purposes	1,848	1,364
Depreciation and amortization	(2,307)	(2,870)
Less: Valuation allowance	(20,370)	(24,048)

Net deferred tax liability	$(357)	$(169)

We have provided a full valuation allowance for the net deferred tax assets resulting from NOL carryforwards and other differences between the reported book and tax bases of certain assets and liabilities due to the uncertainty in realization of the net deferred tax assets. The original valuation allowance relating to deferred tax assets acquired by the Former Parent has not been reduced below the original amount of $12.0 million. At September 30, 2007, the deferred tax assets are net of both a deferred tax liability of $0.2 million related to timing differences on tax deductible goodwill and also a deferred tax liability of $0.1 million related to acquired intangible assets that have zero tax basis. In the future, any recognition by the Company of these acquired tax benefits, including the reversal of the related valuation allowance, will impact goodwill instead of the provision for income taxes. Consequently, income tax expense will be recorded as these deferred tax assets are realized.

Note 11.  Commitments and Contingencies

Operating Leases

We have operating leases for our corporate headquarters, additional office space and certain office equipment. At September 30, 2007, the aggregate future minimum rental payments under these leases, net of amounts expected to be received related to the sublease of certain office space, are estimated as follows (in thousands):

2008	$4,134
2009	2,742
2010	1,382
2011	1,211
2012	866
Thereafter	—

$10,335

Rent expense, net of sublease income, including amounts paid under short-term arrangements, was approximately $4.9 million, $3.8 million and $3.5 million for 2007, 2006 and 2005, respectively.

In early December 2007, we signed an agreement to sublease our Minneapolis facility, whereby the new tenant will assume 80% of our current lease costs, and we will pay 20%, through January 2009 (the remaining

SoftBrands, Inc.

Notes to Consolidated Financial Statements — (Continued)

lease term). We expect to record a charge related to this sublease agreement of approximately $0.3 million in the second quarter of 2008. Concurrent with this agreement, we signed an agreement to lease a new headquarters facility beginning in January 2008. The new location in Minneapolis is approximately 28,000 square feet and we are taking over a sublease that goes through December 2010.

Litigation

We are subject to litigation in the normal course of business. In the opinion of our management, the resolution of these matters will not have a material adverse effect on our consolidated results of operations or financial position.

Employment Agreements

We have entered into various employment agreements with certain executive officers which provide for severance payments subject to certain conditions and events.

Benefit Plans

Our defined contribution 401(k) plans cover substantially all domestic employees over 21 years of age that have met a nominal continuous service requirement. Also, certain United Kingdom employees are covered under separate defined contribution plans. We may make discretionary matching contributions to the plans based upon employee contributions. There were no matching contributions made in 2007 or 2006. We made matching contributions to the plans of $0.3 million in 2005.

With the acquisition of MAI (see Note 7), we have a defined benefit plan for certain past employees of the acquired MAI business. The plan, as acquired, provided benefits based upon an employee’s compensation and years of service and was previously frozen. There are no active participants in the plan. Plan assets are bond and large cap equity funds. The projected benefit obligation was $2.6 million at September 30, 2007 and 2006. The fair value of plan assets was $2.3 million and $2.2 million at September 30, 2007 and 2006, respectively. The unfunded status of the plan was $0.3 million at September 30, 2007 and $0.4 million at September 30, 2006 and is recorded in other long-term liabilities in the consolidated balance sheets.

The net periodic benefit cost of this plan was insignificant for 2007 and 2006. The key actuarial assumptions for the plan were the discount rate and expected return on plan assets. The discount rate was 6.0% and 5.75% at September 30, 2007 and 2006, respectively. The expected return on plan assets was 8% at both September 30, 2007 and 2006. Estimated future benefit payments are approximately $0.2 million for each of the next five years and $1.1 million in total thereafter. We will continue to evaluate the plan on an annual basis to determine our ongoing pension obligations.

Other Contingencies and Guarantees

We are subject to other risks and contingencies inherent within our operations around the world.

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of this insurance coverage, we believe the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure

SoftBrands, Inc.

Notes to Consolidated Financial Statements — (Continued)

Requirements for Guarantees, Including Guaranty of Others, as they were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these agreements at September 30, 2007 and 2006.

We may enter into standard indemnification agreements in the ordinary course of business. Pursuant to such agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party (generally our business partners or customers) in connection with any United States patent or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements at September 30, 2007 and 2006.

We warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the license products to the customer. Additionally, we warrant that our maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history; however, we have never incurred significant expense under our product or service warranties. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements at September 30, 2007 and 2006.

Note 12.	Segment Reporting

We disclose segment information in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which established standards for disclosure of financial information related to operating segments of a company as well as disclosure requirements for customer and geographic information. SFAS No. 131 defines an operating segment as a component of a company for which operating results are reviewed regularly by the chief operating decision-maker to determine resource allocation and assess performance. We have two reportable segments under the guidelines of SFAS No. 131: Manufacturing and Hospitality. Manufacturing and Hospitality derive their revenues from licensing proprietary software systems, providing customer support, training, consulting and installation services related to software, and through the resale of complementary third-party software licenses and hardware. The accounting policies of the segments are the same as those described in our Summary of Significant Accounting Policies (see Note 2). Total assets are not allocated to Manufacturing and Hospitality for internal reporting purposes.

Financial information by segment is as follows (in thousands):

	Manufacturing	Hospitality	Consolidated

Year Ended September 30, 2007
Revenues	$50,346	$43,034	$93,380
Depreciation and amortization	1,781	3,289	5,070
Operating income (loss)	5,155	(4,416)	739
Capital expenditures	479	554	1,033

SoftBrands, Inc.

Notes to Consolidated Financial Statements — (Continued)

	Manufacturing	Hospitality	Consolidated

Year Ended September 30, 2006
Revenues	$51,076	$18,213	$69,289
Depreciation and amortization	3,830	1,053	4,883
Operating income (loss)	1,849	(18,246)	(16,397)
Capital expenditures	896	509	1,405

	Manufacturing	Hospitality	Consolidated

Year Ended September 30, 2005
Revenues	$50,597	$20,184	$70,781
Depreciation and amortization	4,319	1,294	5,613
Operating income (loss)	3,553	(2,243)	1,310
Capital expenditures	735	214	949

Corporate costs associated with the overall management of the Company, including strategy, financing, accounting, legal, human resources, information technology, directors, insurance, marketing, public company compliance and other overhead costs are allocated to the Manufacturing and Hospitality segments based on their average headcount.

The United States and United Kingdom were the only countries from which we generated revenues exceeding 10% of consolidated revenues for 2007, 2006 and 2005. Revenues by geographic location were as follows (in thousands):

	2007	2006	2005

United States	$54,501	$37,337	$37,402
United Kingdom	18,683	17,601	20,713
Other	20,196	14,351	12,666

	$93,380	$69,289	$70,781

Long-lived assets by geographic location at September 30 were as follows (in thousands):

	2007	2006

United States	$1,318	$1,459
Other	1,284	1,328

	$2,602	$2,787

SoftBrands, Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 13.	Stockholders’ Equity

A summary of our capitalization at September 30 was as follows (in thousands):

	2007		2006
		Equivalent		Equivalent
		Common		Common
	Securities	Shares, if	Securities	Shares, if
	Outstanding	Converted	Outstanding	Converted

Common stock	41,391	41,391	41,025	41,025
Preferred stock:
Series A	—	—	—	—
Series B	4,332	4,332	4,332	4,332
Series C-1	18	8,955	18	8,955
Series D	6	3,593	6	3,593

Subtotal		58,271		57,905
Employee stock options (see Note 3)	8,311	8,311	9,653	9,653
Restricted stock units (see Note 3)	1,231	1,231	301	301
Stock appreciation rights (see Note 3)	2,011	2,011	1,414	1,414
Warrants and other options	6,673	6,673	6,621	6,621

Total equivalent common shares, if converted		76,497		75,894

Series A Preferred Stock

In November 2002, our Board of Directors designated the terms of 300,000 shares of Series A Preferred Stock (“Series A Stock”) to accommodate the Rights Plan, which is described below. As the rights under the Rights Plan are not exercisable, no shares of Series A Stock have been issued or are outstanding. The terms of the Series A Stock are as follows:

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

Voting.  Holders of Series A Stock shall have 100 votes per share, voting together with the holders of our common stock, on all matters presented to stockholders.

Series B Convertible Preferred Stock

In July 2004, our Board of Directors designated the terms of 4,331,540 shares of Series B Convertible Preferred Stock (“Series B Stock”), all of which were issued in August 2004 in a transaction with CRP that involved the exchange of this preferred stock and another warrant to purchase 4,017,000 shares of common stock for the put warrant held by CRP. The terms of the Series B Stock are as follows:

Dividends.  The Series B Stock earns dividends equal to its pro rata share of any dividends declared and payable on our common stock on an as-converted basis.

SoftBrands, Inc.

Notes to Consolidated Financial Statements — (Continued)

Liquidation.  In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the Series B Stock has a liquidation preference of $1.06 per share plus any declared but unpaid dividends, or, if greater, the amount that would have been payable had each share been converted to common stock.

Conversion.  The Series B Stock is convertible, at the option of the holder, into a specified number of shares of our common stock, based on a conversion ratio which is initially 1-for-1. Certain terms exist to protect these conversion rights in the event of further issuances of common stock or a merger or reorganization.

Mandatory Conversion.  All outstanding shares of Series B Stock will automatically convert into shares of our common stock if at any time we complete a firm commitment underwritten public offering of shares of common stock in which (i) the net proceeds are at least $25 million, (ii) the market value of the common stock is not less than $100 million and (iii) the price paid by the public for the shares is not less than $2.00, as adjusted. Alternatively, the Series B Stock will convert into common stock if at any time (i) the common stock is registered under Section 12(b) or 12(g) of the Securities Exchange Act of 1934 and such securities are listed on a national exchange or quoted on the NASDAQ, (ii) the market value of the common stock is not less than $100 million and (iii) the average trading volume during the previous six weeks exceeds 4% of the number of shares of common stock then outstanding.

Voting.  Holders of the Series B Stock have the right to vote with the holders of our common stock on all matters on an as-converted basis. Holders of the Series B Stock also have special voting rights to approve, by a majority, (i) a liquidation, merger or consolidation, (ii) the sale of all, or substantially all, of our assets, (iii) any amendment to our articles of incorporation or bylaws that adversely affects the rights of the holders of Series B Stock, and (iv) the creation of any senior class of stock.

Series C and Series C-1 Convertible Preferred Stock

In accordance with authorization from our Board of Directors for a series of 18,000 shares of Series C Convertible Preferred Stock (“Series C Stock”), we sold 18,000 shares of Series C Stock, together with warrants to purchase 1.2 million shares of our common stock to CRP and a new equity investor on August 17, 2005 for aggregate consideration of $18.0 million. The relative fair value of the warrants issued, using the Black-Scholes option pricing model, was approximately $1.4 million. The Series C Stock was subsequently exchanged on a share for share basis for Series C-1 Convertible Preferred Stock (“Series C-1 Stock”) on August 14, 2006 in connection with the issuance and sale of the Series D Preferred Stock described below. The Series C-1 Stock is identical to the Series C Stock except that it carries a dividend of 8% per annum, rather than the 6% that the Series C Stock carried. We had previously recorded the Series C Stock on our balance sheet at $15.0 million, which was net of issuance costs and an amount allocated to common stock warrants. A deemed fair value of $18.0 million was assigned to the newly issued Series C-1 Stock and the $2.9 million difference between the previous carrying value of the Series C Stock and the new fair value of the Series C-1 Stock was recorded as a deemed dividend.

The terms of the Series C-1 Stock and Series C Stock for which they were exchanged are as follows:

Dividends.  Mandatory dividends, whether or not earned, of 6% of face value per annum for the Series C and 8% for the Series C-1 (paid in two semi-annual installments).

Liquidation.  A liquidation preference over the common stock, but on a par with the Series B Stock, of $1,000 per share plus any declared but unpaid dividends.

Conversion.  Convertible, at the option of the holder, into shares of common stock, based on the ratio of its face value ($1,000) to the conversion price, which is initially $2.01 per share. The conversion

SoftBrands, Inc.

Notes to Consolidated Financial Statements — (Continued)

price is subject to adjustment on a weighted average basis for new issuances below the conversion price or below 80% of market price.

Redemption/Automatic Conversion.  Redeemable by the Company at face value plus accrued dividends, or may be automatically converted into common stock, commencing August 17, 2007, subject to satisfaction of a number of conditions, including a condition that the market price of our common stock is at least twice the conversion price for at least 30 consecutive trading days prior to redemption or conversion, the trading volume during that measurement period is at least 95% of the volume during the preceding 90 days, and that the preferred stock that is redeemed is convertible into common stock representing no more than 75% of the trading volume during the measurement period. Further, in the event of a change of control approved by the Board of Directors, a holder may elect to cause us to redeem that holder’s shares at face value plus accrued dividends.

Voting.  Voting on the basis of one vote for each share of common stock into which it may be converted on most matters submitted to stockholders. So long as the initial investors hold at least 20% of the Series C-1 Stock or the common stock into which it is converted, the holders of Series C-1 Stock have the right, by majority vote, to elect one member of our Board of Directors. We are also prohibited without the vote of holders of 75% of the outstanding Series C-1 Stock from amending the certificate of designations that created the Series C-1 Stock or our certificate of incorporation in a manner adverse to the designations that created the Series C-1 Stock, from issuing any senior capital stock, or debt security convertible into senior capital stock, directly or through any recapitalization, and from paying or declaring any dividends or distributions, other than as required under outstanding preferred stock.

Series D Convertible Preferred Stock

In accordance with authorization from our Board of Directors for a series of 6,673 shares of Series D Convertible Preferred Stock (“Series D Stock”), we sold 5,000 shares of Series D Stock, together with warrants to purchase 333,333 shares of common stock on August 14, 2005 for $5.0 million, and sold an additional 1,000 shares of Series D Stock, together with warrants to purchase 66,667 shares of common stock, on September 8, 2006 for $1.0 million. The relative fair value of the warrants issued, using the Black-Scholes option pricing model, was $0.5 million. We recorded a non-cash charge of $0.8 million related to a beneficial conversion feature on the Series D Stock. We sold the $6.0 million face value of Series D Stock with a conversion price of $1.67 per share, equal to the market price of our common stock when we closed the transaction. The conversion feature entitles the holders of the Series D Stock to acquire approximately 3.6 million shares of our common stock. Because we sold the Series D Stock with warrants to purchase our common stock, ans also incurred issuance costs, he value assigned to these items was deducted from the face amount of the Series D Stock. Therefore, the Series D Stock is treated as if it were sold for less than market value and this “less than market” conversion value is considered a beneficial conversion feature that was recognized as a charge on the issuance dates in August and September 2006.

The terms of the Series D Stock are as follows:

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

SoftBrands, Inc.

Notes to Consolidated Financial Statements — (Continued)

Redemption/Automatic Conversion.  Redeemable by the Company at face value plus accrued dividends, or may be automatically converted into common stock, commencing August 14, 2008, subject to satisfaction of a number of conditions, including a condition that the market price of our common stock is at least twice the conversion price for at least 30 consecutive trading days prior to redemption or conversion, the trading volume during that measurement period is at least 95% of the volume during the preceding 90 days, and that the preferred stock that is redeemed is convertible into common stock representing no more than 75% of the trading volume during the measurement period. Further, in the event of a change of control approved by the Board of Directors, a holder may elect to cause us to redeem that holder’s shares at face value plus accrued dividends.

Voting.  Voting on the basis of one vote for each share of common stock into which it may be converted on most matters submitted to stockholders. So long as the initial investors hold at least 20% of the Series D Stock or the common stock into which it is converted and if there is not a director representing the Series C-1 Stock, the holders of Series D Stock have the right, by majority vote, to elect one member of our Board of Directors. We are also prohibited without the vote of holders of 75% of the outstanding Series D Stock from amending the certificate of designations that created the Series D Stock or our certificate of incorporation in a manner adverse to the designations that created the Series D Stock, from issuing any senior capital stock, or debt security convertible into senior capital stock, directly or through any recapitalization, and from paying or declaring any dividends or distributions, other than as required under outstanding preferred stock.

Warrants

We have outstanding warrants to purchase approximately 6,113,000 shares of our common stock at September 30, 2007. These warrants expire between 2009 and 2015 and have a weighted average exercise price of $1.43 per share at September 30, 2007. As described above and in Note 9, the majority of these outstanding warrants were issued in conjunction with the issuance of the Senior Subordinated Debt and Series C and Series D Stock agreements.

Non-Employee Options

In addition to the stock-based awards granted to employees and directors (see Note 3), we have issued approximately 560,000 options to purchase our common stock to CRP (see Note 9) with exercise prices ranging from $1.50 to $2.13 per share. All of these non-employee options were outstanding at September 30, 2007.

Rights Plan

Effective November 26, 2002, our Board of Directors adopted a shareholder rights plan under which we issue one preferred share purchase right (“Right”) for each of our common shares. If they become exercisable, each Right will entitle its holder to purchase one one-hundredth of a share of Series A Stock at an exercise price of $15, subject to adjustment. The Rights are exercisable if a person or group acquires beneficial ownership of 10% or more of our outstanding voting stock, subject to certain exemptions, if we enter into a consolidation or merger, or if we sell a majority of our assets or earning power. The Rights expire on November 26, 2012 and may be redeemed earlier by the Board of Directors for $0.005 per Right.

SoftBrands, Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 14.	Selected Quarterly Financial Data (Unaudited)

	December 31	March 31	June 30	September 30
	(In thousands, except per share data)

2007:
Total revenues	$24,995	$21,425	$23,621	$23,339
Gross profit	15,165	12,153	13,935	15,443
Income (loss) from continuing operations	503	(2,811)	(1,647)	2,246
Income (loss) from discontinued operations	—	—	—	—
Net income (loss)	503	(2,811)	(1,647)	2,246
Preferred stock dividends	491	491	485	482
Net income (loss) available to common shareholders	12	(3,302)	(2,132)	1,764
Earnings (loss) per common share:
Continuing operations —
Basic	0.00	(0.08)	(0.05)	0.04
Diluted	0.00	(0.08)	(0.05)	0.03
Discontinued operations —
Basic and diluted	—	—	—	—
Net income (loss) —
Basic	0.00	(0.08)	(0.05)	0.04
Diluted	0.00	(0.08)	(0.05)	0.03
2006:
Total revenues	$16,742	$17,376	$16,127	$19,044
Gross profit	9,129	9,502	8,715	10,831
Income (loss) from continuing operations	(653)	(1,332)	(1,739)	(12,887)
Income (loss) from discontinued operations	426	(38)	5	—
Net income (loss)	(227)	(1,370)	(1,734)	(12,887)
Preferred stock dividends	273	273	273	382
Net income (loss) available to common shareholders	(500)	(1,643)	(2,007)	(16,960)
Earnings (loss) per common share:
Continuing operations —
Basic and diluted	(0.02)	(0.04)	(0.05)	(0.42)
Discontinued operations —
Basic and diluted	0.01	—	—	—
Net income (loss) —
Basic and diluted	(0.01)	(0.04)	(0.05)	(0.42)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

As disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2006 and in our quarterly reports on Form 10-Q for the first, second, and third fiscal quarters of 2007, management identified two material weaknesses in our internal control over financial reporting. A material weakness is a control deficiency or a combination of control deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our interim or annual financial statements will not be prevented or detected. As of September 30, 2006:

•	We did not maintain effective controls to ensure that the tax accounting was accurately presented for unique transactions and situations or that the related tax accounting was appropriately reviewed to ensure compliance with generally accepted accounting principles. This control deficiency resulted in the restatement of our interim and annual consolidated financial statements for the year ended September 30, 2004, and our interim consolidated financial statements for the quarters ended December 31, 2004 and March 31, 2005. This control deficiency could result in a material misstatement to the tax provision and related tax accounts and disclosures in our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, our management determined that this control deficiency represented a material weakness in internal control over financial reporting as of June 30, 2007.

•	We did not maintain effective controls over the period-end financial reporting process to ensure that our June 30, 2005 Quarterly Report on Form 10-Q was originally filed accurately. In our rushed attempt to correct the income tax accounting for 2004 by the filing deadline in the context of the aforementioned control deficiency, we filed our June 30, 2005 Quarterly Report on Form 10-Q prior to completion of our usual review controls and procedures. The report as originally filed contained errors in the cash flow statement, the restatement footnote and management’s discussion and analysis sections regarding the restatement. This control deficiency resulted in the need to amend our June 30, 2005 Quarterly Report on Form 10-Q. This control deficiency could result in a material misstatement to the aforementioned disclosures in our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, our management determined that this control deficiency represented a material weakness in internal control over financial reporting as of June 30, 2007.

We undertook a remediation plan in response to the identification of these material weaknesses that resulted in certain changes over the past twelve months in our internal control over financial reporting as described below. During the last half of fiscal year 2007 the Company completed testing of its internal controls over financial reporting and our management has concluded that the material weaknesses have been remediated at September 30, 2007.

In response to the identified material weakness in tax, our management, with oversight from our Audit Committee, dedicated resources to support our efforts to improve internal control over financial reporting in this area. Our remediation efforts included (i) hiring a dedicated global tax manager to oversee, analyze, and prepare the Company’s tax accounting and related documents and (ii) leveraging external resources with greater taxation expertise. We believe that these remediation efforts have improved our internal control over tax accounting, as well as our disclosure controls and procedures, and that the material weakness has been remediated at September 30, 2007.

In response to the identified material weakness in financial reporting, our management, with oversight from our Audit Committee, dedicated resources to support our efforts to improve internal control over financial reporting in this area. Our remediation efforts included (i) hiring a number of employees to address key technical needs including equity and consolidation, revenue, accounts receivable, legal, and accounting oversight, (ii) centralizing a large portion of the Company’s global accounting and reporting function at the corporate headquarters, (iii) implementing a new accounting and financial reporting system in key locations to standardize the accounting process and provide global visibility of accounting transactions and (iv) leveraging external resources with specific expertise to consult on significant accounting events. We believe that these remediation efforts have improved our internal control over financial reporting, as well as our disclosure controls and procedures, and that the material weakness has been effectively remediated at September 30, 2007.

While we believe our material weaknesses are effectively remediated, internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

For the period ended September 30, 2007, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management (with the participation of the principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of SoftBrands’ internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that, as of September 30, 2007, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of September 30, 2007, as stated in their report in Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of this Annual Report on Form 10-K with respect to identification of our executive officers and directors, our Code of Ethics and our standing Audit Committee and those of its members who are audit committee financial experts is set forth under the captions “Election Of Directors,” “Information About Our Board Of Directors And Its Committees, And Other Corporate Governance Matters” and “Executive Compensation — Executive Officers” in our 2008 Proxy Statement and is incorporated herein by reference.

The information required by Item 10 of this Annual Report on Form 10-K with respect to compliance with Section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2008 Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 of this Annual Report on Form 10-K is set forth under the caption Executive Compensation” in our 2008 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of this Annual Report on Form 10-K is set forth under the captions “Security Ownership Of Certain Beneficial Owners And Management” and “Executive Compensation — Equity Compensation Plan Information” in our 2008 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 of this Annual Report on Form 10-K is set forth under the caption “Certain Transactions” in our 2008 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of this Annual Report on Form 10-K is set forth under the caption “Relationship With Independent Accountants” in our 2008 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

1. Financial Statements

The following Report of Independent Registered Public Accounting Firm and consolidated financial statements of the Company are contained in Item 8 of this Annual Report on Form 10-K:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets at September 30, 2007 and 2006

•	Consolidated Statements of Operations for the Years Ended September 30, 2007, 2006 and 2005

•	Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Loss for the Years Ended September 30, 2007, 2006 and 2005

•	Consolidated Statements of Cash Flows for the Years Ended September 30, 2007, 2006 and 2005

•	Notes to Consolidated Financial Statements A

2. Financial Statement Schedules

All financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or the notes thereto.

(b) Exhibits

2.1	First Amended Plan of Reorganization of AremisSoft Corporation Jointly Proposed by the Debtor and SoftBrands, Inc. (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))
2.2	Liquidating Trust Agreement dated as of July 1, 2002 (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))
2.4	Merger Agreement dated as of July 28, 2006 among SoftBrands, Inc, SBN Acquisition Corp., MAI Systems Corporation, and William Brian Kretzmer as Stockholders’ Representative (incorporated by reference to our Current Report on Form 8-K as filed August 18, 2006 (File No. 0-51118))
2.5	Escrow Agreement dated as of August 14, 2006 among SoftBrands, Inc., MAI Systems Corporation, William Brian Kretzmer as Stockholders’ Representative, and Wells Fargo Bank, National Association (incorporated by reference to our Current Report on Form 8-K as filed August 18, 2006 (File No. 0-51118))
3.1	Second Restated Certificate of Incorporation, as amended (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))
3.2	Certificate of Designation of Series A Preferred Stock (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))
3.3	Certificate of Designation of Preferences, Privileges, Powers and Rights of Series B Convertible Preferred Stock (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))
3.4	Bylaws (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))
3.5	Certificate of Designations, Preferences and Rights of Series C-1 Convertible Preferred Stock (incorporated by reference to our Current Report on Form 8-K as filed August 18, 2006 (File No. 0-51118))
3.6	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock (incorporated by reference to our Current Report on Form 8-K as filed August 18, 2006 (File No. 0-51118))

4.1		Rights Agreement dated as of November 26, 2002 between SoftBrands, Inc. and Wells Fargo Bank Minnesota, National Association (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))
4.2		First Amendment, dated as of August 17, 2005, to the Rights Agreement, dated as of November 26, 2002, between SoftBrands, Inc. and Wells Fargo Bank, National Association (incorporated by reference to our Current Report on Form 8-K as filed August 23, 2005 (File No. 0-51118))
4.3		Second Amendment, dated as of August 14, 2006, to the Rights Agreement, dated as of November 26, 2002, between the SoftBrands, Inc. and Wells Fargo Bank, National Association (incorporated by reference to our Current Report on Form 8-K as filed August 18, 2006 (File No. 0-51118))
4.4		Credit Agreement dated as of August 14, 2006, among SoftBrands, Inc., SoftBrands Manufacturing, Inc., SoftBrands Licensing, Inc., SoftBrands International, Inc., MAI Systems Corporation, Hotel Information Systems, Inc., CLS Software International, Inc., the Lenders signatory thereto, and Wells Fargo Foothill, Inc., as Arranger and Administrative Agent (incorporated by reference to our Current Report on Form 8-K as filed August 18, 2006 (File No. 0-51118))
4.5		2001 Stock Incentive Plan (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))
*4	.6	Form of Incentive Stock Option Agreement (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))
*4	.7	Form of Director Non-Qualified Stock Option (incorporated by reference to our Form 10-Q for the quarter ended December 31, 2004 as filed March 15, 2005 (File No. 0-51118))
*4	.8	Form of Stock Award Agreement (incorporated by reference to our Form 10-Q for the quarter ended December 31, 2005 (File No. 0-51118)
*4	.9	Form of cliff-vested Stock Award granted Gregg Waldon, Ralf Suerken and Steve VanTassel on October 1, 2006 (incorporated by reference to our Current Report on Form 8-K filed October 5, 2006 (File No. 0-51118)
*4	.10	Form of Stock Appreciation Right Agreement (incorporated by reference to our quarterly report on Form 10-Q for the Quarter ended December 31, 2005 (File No. 0-51118)
4.11		Senior Subordinated Secured Note and Warrant Purchase Agreement between SoftBrands, Inc. and certain of its subsidiaries and Capital Resource Partners IV, L.P. dated as of November 26, 2002 (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))
4.12		Amendment No. 1 to Senior Subordinated Note and Warrant Purchase Agreement effective as of September 30, 2003 (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))
4.13		Amendment No. 2 to Senior Subordinated Note and Warrant Purchase Agreement effective as of August 18, 2004 (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))
4.14		Amendment No. 3 to Senior Subordinated Note and Warrant Purchase Agreement effective as of September 30, 2004 (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))
4.16		Common Stock Purchase Warrant between SoftBrands, Inc. and Capital Resource Partners IV, L.P. dated August 18, 2004 (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))
4.17		Amended and Restated Investor Rights Agreement dated August 17, 2005 among SoftBrands, Inc., ABRY Mezzanine Partners, L.P. and Capital Resource Partners IV, L.P (incorporated by reference to our Current Report on Form 8-K as filed August 23, 2005 (File No. 0-51118))
4.18		First Amendment dated August 14, 2006 to Amended and Restated Investor Rights Agreement dated August 17, 2005 among SoftBrands, Inc., ABRY Mezzanine Partners, L.P. and Capital Resource Partners IV, L.P (incorporated by reference to our Current Report on Form 8-K as filed August 18, 2006 (File No. 0-51118))
4.19		Form of Stock Purchase Warrant dated August 17, 2005 (incorporated by reference to our Current Report on Form 8-K as filed August 23, 2005 (File No. 0-51118))

4.20		Form of Stock Purchase Warrant dated August 14, 2006 (incorporated by reference to our Current Report on Form 8-K as filed August 18, 2006 (File No. 0-51118))
4.21		Series C Convertible Preferred Stock and Warrant Purchase Agreement dated as of August 17, 2005 among SoftBrands, Inc., ABRY Mezzanine Partners, L.P. and Capital Resource Partners IV, L.P. (incorporated by reference to our Current Report on Form 8-K as filed August 23, 2005 (File No. 0-51118))
4.22		First Amendment, Waiver And Consent To Series C Convertible Preferred Stock And Warrant Purchase Agreement dated August 14, 2006, among SoftBrands, Inc., ABRY Mezzanine Partners, L.P. and Capital Resource Partners IV, L.P. (incorporated by reference to our Current Report on Form 8-K as filed August 18, 2006 (File No. 0-51118))
4.24		Series D Convertible Preferred Stock and Warrant Purchase Agreement dated as of August 14, 2006 among SoftBrands, Inc., ABRY Mezzanine Partners, L.P. and Capital Resource Partners IV, L.P. (incorporated by reference to our Current Report on Form 8-K as filed August 18, 2006 (File No. 0-51118))
4.25		Investor Agreement dated as of May 15, 2002 between SoftBrands, Inc. and Info-Quest SA (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))
4.26		Amendment No. 1 to Investor Agreement dated as of May 15, 2002 between SoftBrands, Inc. and Info-Quest SA (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))
4.27		Amendment No. 2 to Investor Agreement dated as of May 15, 2002 between SoftBrands, Inc. and Info-Quest SA (incorporated by reference to our Current Report on Form 8-K filed April 8, 2005))
*10	.4	Amended and Restated Employment Agreement Effective as of January 1, 2004 between Randal Tofteland and SoftBrands, Inc. (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))
*10	.6	Fiscal 2008 bonus plans for Randal Tofteland, Ralf Suerken, Steven VanTassel and Gregg Waldon
*10	.7	Form of Indemnification Agreement with Officers (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))
10.8		Restated and Amended Lease — Meridian Crossings Dated May 1, 1998 (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))
10.9		Lease dated August 16, 1996 between Lloyds Bank S.F. Nominees Limited and FourthShift (UK) Limited (incorporated by reference to our Registration on Form 10/A1 filed March 15, 2005 (File No. 0-51118))
10.11		SAP Business One Software Marketing and Distribution Agreement between SAP America, Inc. and SoftBrands, Inc. dated November 15, 2004 (incorporated by reference to our Annual Report on Form 10-K for the year ended September 30, 2005 (File No. 0-51118))
*10	.12	Form of Severance Pay Agreement dated November 10, 2005 used with Ralf Suerken and Steven VanTassel (incorporated by reference to our Annual Report on Form 10-K for the year ended September 30, 2005 (File No. 0-51118))
10.13		First Amendment to Credit Agreement (incorporated by reference to our Current Report on Form 10-Q for the quarter ended March 31, 2007 as filed May 15, 2007 (File No. 0-51118))
10.14		Second Amendment to Credit Agreement (incorporated by reference to our Current Report on Form 10-Q for the quarter ended March 31, 2007 as filed May 15, 2007 (File No. 0-051118))
*10	.15	Form of Severance Pay Agreement dated May 17, 2006 with Gregg Waldon
10.16		Sublease dated December 5, 2007, by and between SoftBrands Manufacturing, Inc. and United HealthCare Services, Inc.
10.17		Sublease dated December 5, 2007, by and between Mercer (US) Inc., f/k/a William M. Mercer, Incorporated and Mercer Human Resource Consulting, Inc. and SoftBrands Manufacturing, Inc.
10.18		Limited Waiver to Credit Agreement dated July 31, 2007
21.0		Subsidiaries of the Registrant
23.1		Consent of Independent Registered Public Accounting Firm
31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Randal B. Tofteland.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Gregg A. Waldon.
32.0	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Executive compensation arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOFTBRANDS, INC.

By:	/s/ GREGG A. WALDON
Gregg A. Waldon
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

Date: December 14, 2007

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Randal B. Tofteland or Gregg A. Waldon, his/her attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to the Annual Report on Form 10-K for the fiscal year ended September 30, 2007 and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RANDAL B. TOFTELAND Randal B. Tofteland	Chief Executive Officer and Director (Principal Executive Officer)	December 14, 2007

/s/ GREGG A. WALDON Gregg A. Waldon	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 14, 2007

/s/ DANN V. ANGELOFF Dann V. Angeloff	Director	December 14, 2007

/s/ GEORGE H. ELLIS George H. Ellis	Director	December 14, 2007

/s/ JOHN HUNT John Hunt	Director	December 14, 2007

/s/ DOUGLAS LEWIS Douglas Lewis	Director	December 14, 2007

/s/ JEFFREY J. VORHOLT Jeffrey J. Vorholt	Director	December 14, 2007

/s/ ELAINE WETMORE Elaine Wetmore	Director	December 14, 2007