Form 10-Q
period 2007-12-31
SoftBrands, Inc.
filed 2008-02-11
CIK 1311926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 001-32711
SoftBrands, Inc.
(Exact name of registrant as specified in its charter)

Delaware	41-2021446
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 LaSalle Avenue, Suite 2100
Minneapolis, Minnesota	55402
(Address of principal executive offices)	(Zip Code)
(612) 851-1500
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share	41,790,964
(Title of class)	(Outstanding at January 31, 2008)

SoftBrands, Inc.
Quarterly Report on Form 10-Q

PART I. – FINANCIAL INFORMATION
Item 1. Financial Statements

SoftBrands, Inc.
Consolidated Balance Sheets

	December 31,	September 30,
	2007	2007
(In thousands, except share and per share data)	(Unaudited)	(See Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$9,944	$8,682
Accounts receivable, net	16,142	15,683
Prepaid expenses and other current assets	5,814	4,474

Total current assets	31,900	28,839
Furniture, fixtures and equipment, net	2,463	2,602
Goodwill	37,271	37,271
Intangible assets, net	6,731	7,433
Other long-term assets	592	439

Total assets	$78,957	$76,584

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term obligations	$3,487	$3,510
Revolving loan	2,596	1,585
Accounts payable	4,699	4,554
Accrued expenses	9,001	8,329
Accrued restructuring costs	279	423
Deferred revenue	21,449	21,015
Other current liabilities	3,275	2,354

Total current liabilities	44,786	41,770
Long-term obligations	15,226	16,082
Other long-term liabilities	733	832

Total liabilities	60,745	58,684

Commitments and contingencies
Stockholders’ equity:
Series A and undesignated preferred stock, $.01 par value; 10,647,973 shares authorized; no shares issued or outstanding	—	—
Series B convertible preferred stock, $.01 par value; 4,331,540 shares authorized, issued and outstanding; liquidation value of $4,591	5,068	5,068
Series C-1 convertible preferred stock, $.01 par value; 18,000 shares authorized, issued and outstanding; liquidation value of $18,000 plus unpaid dividends of $736 and $368, respectively	18,000	18,000
Series D convertible preferred stock, $.01 par value; 6,673 shares authorized, 6,000 shares issued and outstanding; liquidation value of $6,000 plus unpaid dividends of $245 and $123, respectively	5,051	5,051
Common stock, $.01 par value; 110,000,000 shares authorized; 41,448,993 and 41,391,043 shares issued and outstanding, respectively	414	414
Additional paid-in capital	174,395	174,009
Accumulated other comprehensive loss	(552)	(811)
Accumulated deficit	(184,164)	(183,831)

Total stockholders’ equity	18,212	17,900

Total liabilities and stockholders’ equity	$78,957	$76,584

The accompanying notes are an integral part of these consolidated financial statements.

SoftBrands, Inc.
Consolidated Statements of Operations

	Three Months Ended
	December 31,
	2007	2006
(In thousands, except per share data)	(Unaudited)	(Unaudited)
Revenues:
Software licenses	$2,997	$5,462
Maintenance and support	13,564	13,758
Professional services	4,926	4,938
Third-party software and hardware	762	837

Total revenues	22,249	24,995

Cost of revenues:
Software licenses	588	1,007
Maintenance and support	4,005	3,906
Professional services	4,113	4,339
Third-party software and hardware	732	578

Total cost of revenues	9,438	9,830

Gross profit	12,811	15,165

Operating expenses:
Selling and marketing	4,952	5,212
Research and product development	3,759	3,322
General and administrative	5,310	5,189
Restructuring related charges	25	—

Total operating expenses	14,046	13,723

Operating income (loss)	(1,235)	1,442

Interest expense	(492)	(472)
Other income, net	357	49

Income (loss) before provision for (benefit from) income taxes	(1,370)	1,019

Provision for (benefit from) income taxes	(1,037)	516

Net income (loss)	(333)	503

Preferred stock dividends	(491)	(491)

Net income (loss) available to common shareholders	$(824)	$12

Basic and diluted earnings (loss) per common share	$(0.02)	$0.00

Weighted-average common shares outstanding:
Basic	41,419	45,382

Diluted	41,419	47,499

The accompanying notes are an integral part of these consolidated financial statements.

SoftBrands, Inc.
Consolidated Statements of Cash Flows

	Three Months Ended December 31,
	2007	2006
(In thousands)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(333)	$503
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	—	354
Amortization	831	892
Depreciation	423	350
Stock-based compensation	801	363
Provision for doubtful accounts	192	(239)
Change in operating assets and liabilities:
Accounts receivable	(501)	(3,153)
Prepaid expenses and other current assets	(1,340)	(157)
Accounts payable	145	(111)
Accrued expenses and restructuring costs	37	(316)
Deferred revenue	434	47
Other current liabilities	921	582
Other long-term assets and liabilities	(316)	(45)

Net cash provided by (used in) operating activities	1,294	(930)

Cash flows from investing activities:
Purchases of furniture, fixtures and equipment	(284)	(302)
Purchase of intangible assets	(129)	—
Change in restricted cash	64	(3)
Acquisitions, net of cash acquired	—	(4)

Net cash used in investing activities	(349)	(309)

Cash flows from financing activities:
Short-term borrowings (repayments), net	1,011	—
Repayment of long-term obligations	(879)	—
Net proceeds from issuance of common stock from stock options	76	116
Preferred stock dividends paid	—	(491)

Net cash provided by (used in) financing activities	208	(375)

Effect of exchange rates on cash balances	109	(69)

Change in cash and cash equivalents	1,262	(1,683)
Cash and cash equivalents:
Beginning of period	8,682	14,520

End of period	$9,944	$12,837

The accompanying notes are an integral part of these consolidated financial statements.

SoftBrands, Inc.
Notes to Consolidated Financial Statements
Note 1. General
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. We have included all normal recurring adjustments considered necessary to give a fair statement of our consolidated financial position, results of operations and cash flows for the interim periods shown. Operating results for these interim periods are not necessarily indicative of the results to be expected for the full fiscal year. The September 30, 2007 condensed balance sheet data was derived from our audited financial statements at that date. For further information, refer to the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
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
Fiscal Periods
Our fiscal year is from October 1 to September 30. Unless otherwise stated, references herein to our first quarter relate to the three month periods ended December 31. References to the years 2008 and 2007 relate to our fiscal years ended September 30, 2008 and 2007, respectively.
Liquidity
We believe that cash flows from operations together with our cash and cash equivalents and borrowing capacity under our revolving credit facility will be sufficient to meet our commitments and our cash requirements for at least the next twelve months. Nevertheless, our credit agreement requires us to satisfy specific financial and operational covenants. In particular, we are required to maintain, at the end of each calendar quarter, specified levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”) measured for the twelve months then ended.
At December 31, 2007 we were not in compliance with the EBITDA requirement or the requirement to maintain a certain percentage of our permitted investments in the United States. Effective February 11, 2008, we have signed an amendment to the credit agreement which revised the minimum EBITDA and permitted investments covenants that we needed to attain as of December 31, 2007 and the subsequent quarters going forward. Because of this amendment, we are no longer in violation of our minimum EBITDA or permitted investments covenants. We have been required to renegotiate debt agreements in the past when we expected that our operations would not satisfy the applicable covenants. We cannot be certain that, if we were to violate the credit agreement in the future, the lenders would be agreeable to renegotiation, and if they were not, we would be required to find alternative financing to repay the debt, or risk that the lender would seek to dispose of some or all of our assets to repay the debt. We currently do not have arrangements for alternative financing, and if we were forced to obtain financing in a short period of time to avoid default, financing might not be available at all, or the terms of that financing might be very disadvantageous to us and to our stockholders.

New Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (our 2009 fiscal year), although early adoption is permitted. In February 2008, the FASB formally provided a one-year deferral for the implementation of SFAS 157 only with regard to certain nonfinancial assets and liabilities. We have not yet determined the impact, if any, of SFAS 157 on our consolidated financial statements.
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
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008 (our 2010 fiscal year). We have not yet determined the impact, if any, of SFAS 141R on our consolidated financial statements.
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
Note 2. Acquisitions
MAI Systems Corporation
On August 14, 2006, we acquired all of the outstanding shares of MAI Systems Corporation (“MAI”), and its subsidiary Hotel Information Systems (“HIS”), a provider of total information technology solutions to the hospitality, resort and destination industry. For information on this acquisition, refer to Note 7 to Consolidated Financial Statements in our 2007 Annual Report on Form 10-K. The purchase price included approximately $2.5 million deposited in escrow to cover the indemnity obligations of the shareholders of MAI. The amount deposited was distributed to those shareholders on December 31, 2007 as there were no approved claims for indemnity.

Note 3. Goodwill and Intangible Assets
Goodwill
The carrying amount of goodwill by reportable segment was as follows at both December 31, 2007 and September 30, 2007 (in thousands):

Manufacturing	$22,354
Hospitality	14,917

Total	$37,271

Intangible Assets
Intangible assets were as follows (in thousands):

	December 31, 2007			September 30, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired technology	$21,257	$(21,013)	$244	$21,257	$(20,479)	$778
Capitalized software development	3,707	(2,005)	1,702	3,707	(1,976)	1,731
Consulting and non compete agreements	2,952	(1,429)	1,523	2,952	(1,290)	1,662
Customer relationships	2,700	(675)	2,025	2,700	(608)	2,092
Other	2,075	(838)	1,237	1,946	(776)	1,170

	$32,691	$(25,960)	$6,731	$32,562	$(25,129)	$7,433

Total amortization expense for intangible assets was $0.8 million for the first quarter of 2008 and $0.9 million for the first quarter of 2007. Amortization of acquired technology and capitalized software development used for resale is recorded as cost of revenues related to software licenses.
The estimated future annual amortization expense for intangibles subject to amortization is as follows (in thousands):

Remainder of 2008	$2,406
2009	2,514
2010	731
2011	580
2012	500
Thereafter	—

$6,731

Note 4. Stock-Based Compensation
The SoftBrands, Inc. 2001 Stock Incentive Plan (the “2001 Plan”), as amended, reserves a total of 15,400,000 shares of our common stock for issuance under stock option, restricted stock awards, stock appreciation rights, dividend rights and other share-based awards. Upon issuance, the estimated fair value of stock-based awards is recorded as compensation expense in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Additional information regarding our stock-based compensation arrangements can be found in Note 3 to Consolidated Financial Statements in our 2007 Annual Report on Form 10-K.

Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended
	December 31,
	2007	2006
Cost of revenues	$84	$51
Operating expenses:
Selling, general and administrative	631	252
Research and product development	86	60
     The activity for stock options was as follows:

		Weighted	Weighted-Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of Options	Exercise	Contractual	Value
	(in 000’s)	Price	Life (Years)	(in 000’s)
Outstanding, September 30, 2007	8,311	$2.20	5.1	$1,599
Granted	—
Exercised	(51)	1.50		20
Cancelled	(4)	1.54

Outstanding, December 31, 2007	8,256	2.21	4.9	1,141

Exercisable, December 31, 2007	7,614	2.26	4.7	1,010

The activity for restricted stock units and stock-settled stock appreciation rights was as follows:

	Restricted Stock Units		Stock Appreciation Rights
		Weighted		Weighted
	Non-Vested	Average	Number	Average
	Shares	Grant Date	of SARs	Grant Date
	(in 000’s)	Fair Value	(in 000’s)	Fair Value
Outstanding, September 30, 2007	1,231	$1.78	2,011	$0.96
Granted	776	1.85	871	0.78
Vested	(7)	1.90	—
Cancelled	(28)	1.84	(22)	0.93

Outstanding, December 31, 2007	1,972	1.80	2,860	0.97

At December 31, 2007, there was approximately $5.0 million, net of estimated forfeitures, of total unrecognized compensation expense related to stock-based arrangements granted under the 2001 Plan. This expense is expected to be recognized over a weighted-average period of approximately two years.

Note 5. Accrued Expenses
Accrued expenses were as follows (in thousands):

	December 31,	September 30,
	2007	2007
Accrued compensation and benefits	$2,675	$2,908
Accrued dividends on Series C-1 and Series D convertible preferred stock	981	491
Professional services	174	396
Other	5,171	4,534

	$9,001	$8,329

Note 6. Restructuring Charges
A summary of our restructuring activities is as follows (in thousands):

	Employee
	Severance and	Lease
	Termination Costs	Commitments	Total
Balance, September 30, 2006	$371	$565	$936
Restructuring charges	1,705	—	1,705
Cash payments and other	(1,766)	(452)	(2,218)

Balance, September 30, 2007	310	113	423
Restructuring charges	12	13	25
Cash payments and other	(163)	(6)	(169)

Balance, December 31, 2007	$159	$120	$279

The impact of foreign currency translation, which was not significant for any period presented, is included with cash payments and other in the table above.
In fiscal year 2007, we recorded restructuring costs of $1.7 million, which consisted of employee termination costs, including severance and associated outplacement costs related to a restructuring of our manufacturing software operations. This restructuring plan is designed to improve the profitability and long-term growth prospects of our manufacturing segment. We identified 63 positions for elimination which were achieved through early retirement packages offered to employees, voluntary separations, and involuntary separations. This restructuring was completed in our first quarter 2008.
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
In conjunction with the acquisition of FourthShift Corporation in April 2001, we assumed accrued restructuring liabilities related to employee termination costs. At each of September 30, 2007 and 2006, $0.2 million of this restructuring liability was remaining, and is required for special retirement-related benefits that we are obligated to pay for three former employees.
Additional information regarding our restructuring activities can be found in Note 5 to Consolidated Financial Statements in our 2007 Annual Report on Form 10-K.

Note 7. Income Taxes
We recorded a benefit from income taxes of approximately $1.0 million for first quarter 2008, compared to a provision for income taxes of $0.5 million for first quarter 2007. We record our interim provision for income taxes based on our estimated annual effective tax rate. Our tax provision is primarily related to U.S. alternative minimum taxes, and state and foreign income taxes, and is impacted by our net operating loss carry forwards and our ability to use them. Due to the age of the respective net operating loss carryforwards, we first must use carry forwards related to our acquisition of MAI (see Note 2) followed by our carry forwards from Fourth Shift which we acquired in 2001. In particular, the MAI and Fourth Shift carry forwards both had a full valuation allowance against them at the time of acquisition, so the applicable purchase price was allocated to goodwill and not to net deferred tax assets. Therefore, under current generally accepted accounting principals (see Note 1 for a discussion on the impact of SFAS 141R) when the valuation allowances related to these carry forwards are reversed, they are recorded against goodwill rather than as an offset to income tax expense. As a result of these circumstances, and due to significant changes in our period to period results, we will be experiencing significant fluctuations in our effective tax rate and respective tax provisions or benefits over the next several quarters. We currently anticipate that our income tax provision will be approximately $3.8 million for the full fiscal year 2008 resulting in an annual effective tax rate of approximately 76%.
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
In addition, prior to any changes in our overall assessment in the realizability of our fully reserved deferred tax assets, as discussed above, if we generate taxable income in the U.S. or certain other international jurisdictions and utilize pre-acquisition net operating loss carry forwards to offset this income, we will recognize income tax expense at the applicable statutory rate in our consolidated statement of operations, as the reduction in the related valuation allowance for these pre-acquisition net operating loss carry forwards will reduce goodwill rather than offset income tax expense.
Effective October 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) as required. The adoption did not have a material impact on our consolidated financial statements. At the adoption date, we had approximately $0.4 million of gross unrecognized tax benefits. If all of our unrecognized tax benefits were recognized, there would be no significant impact to our effective tax rate as the vast majority of our unrecognized tax benefits relate to pre-acquisition deferred tax assets with a full valuation allowance, which if realized would reduce goodwill.
We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We are no longer subject to U.S. federal tax examinations for years before 2004. State jurisdictions that remain subject to examination range from 2003 to 2006. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.
We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At the adoption date of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during first quarter 2008.
Note 8. Commitments and Contingencies
We are periodically engaged in litigation in the ordinary course of business, including litigation seeking return of software licensing and servicing fees. We do not believe that any of such litigation is material to our ongoing operations.

Note 9. Net Income (Loss) Per Share
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
In accordance with EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, and EITF 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per share, our convertible preferred stock is considered in both the basic and diluted earnings (loss) per share calculations, subject to the applicable antidilution provisions. However, since our convertible preferred stock does not have the obligation to share in any losses of the Company, it is excluded from the per share calculations in periods where we incur a net loss from continuing operations. Similarly, for periods where we incur a net loss from continuing operations, outstanding stock options, warrants, stock appreciation rights, and restricted stock units are excluded from the calculation of basic or diluted earnings (loss) per share because they are antidilutive in such periods.
The calculation of basic and diluted earnings (loss) per share was as follows (in thousands, except per share amounts):

	Three Months Ended December 31,
	2007			2006
	Income	Shares		Income	Shares
	(Numerator)	(Denominator)	Per Share	(Numerator)	(Denominator)	Per Share
Basic:
Net income (loss) available to common shareholders	$(824)	—		$12	—
Common shares outstanding	—	41,419		—	41,050
Series B preferred	—	—		—	4,332

	(824)	41,419	$(0.02)	12	45,382	$—

Effect of Dilutive Securities:
Options	—	—		—	417
Warrants	—	—		—	1,687
Restricted stock units	—	—		—	13

Diluted	$(824)	41,419	$(0.02)	$12	47,499	$—

The impact of the following potential common shares was excluded from the calculations above because to include them would have been antidilutive (in thousands):

	Three Months Ended
	December 31,
	2007	2006
Options	8,912	4,865
Warrants	6,114	1,993
Restricted stock units	1,972	—
Stock-settled stock appreciation rights	2,860	208
Series B convertible preferred stock	4,332	—
Series C-1 convertible preferred stock	8,955	8,955
Series D convertible preferred stock	3,593	3,593

	36,738	19,614

Note 10. Comprehensive Income (Loss)
Comprehensive income, as defined by SFAS No. 130, Reporting Comprehensive Income, includes net income (loss) and items defined as other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on certain marketable securities. Total comprehensive income (loss) was as follows (in thousands):

	Three Months Ended
	December 31,
	2007	2006
Net income (loss)	$(333)	$503
Foreign currency translation adjustments	259	(70)

Comprehensive income (loss)	$(74)	$433

Foreign currency translation adjustments were not adjusted for income taxes as substantially all translation adjustments relate to our non-U.S. subsidiaries, which are considered permanent investments. Accumulated other comprehensive loss, a separate component of stockholders’ equity on the consolidated balance sheets, was $0.6 million at December 31, 2007 and $0.8 million at September 30, 2007.
Note 11. Segment Reporting
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
Financial information by segment is as follows (in thousands):

	Three Months Ended December 31,
	2007			2006
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Revenues	$12,560	$9,689	$22,249	$12,721	$12,274	$24,995
Operating income (loss)	2,299	(3,534)	(1,235)	1,221	221	1,442
Revenues by geographic location were as follows (in thousands):

	Three Months Ended
	December 31,
	2007	2006
United States	$13,038	$15,184
United Kingdom	4,101	4,975
Other	5,110	4,836

	$22,249	$24,995

Our long-lived assets by geographic location were as follows (in thousands):

	December 31,	September 30,
	2007	2007
United States	$1,134	$1,318
Other	1,329	1,284

	$2,463	$2,602

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes, which are included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in more detail in our 2007 Annual Report on Form 10-K. We undertake no obligation to update any information in our forward-looking statements.
Fiscal Year
Our fiscal year is from October 1 to September 30. Unless otherwise stated, references to our first quarter relate to the three month period ended December 31. References to the years 2008 and 2007 relate to the fiscal years ended September 30, 2008 and 2007, respectively.
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
We believe that there are several accounting policies that are critical to an understanding of our historical and future performance, as these policies affect the reported amounts of revenues, expenses and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are particularly significant include:
•	revenue recognition;

•	the valuation of deferred tax assets;

•	the valuation of accounts receivable;

•	the valuation of goodwill and intangible assets;

•	restructuring charges; and

•	stock-based compensation.
We discuss our accounting policies, estimates and disclosures in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to Consolidated Financial Statements of our 2007 Annual Report on Form 10-K, which you should read for a better understanding of our financial statements. There have been no significant changes to these items in first quarter 2008.
Introduction and Overview
Our first quarter 2008 operating results reflect the variability that we have discussed in the past year. The timing of large revenue transactions had, and will likely have in the future, an effect on our operating results. Our revenues in first quarter 2008 were below our expectations, but our outlook for the full fiscal year 2008 remains positive.

In the past quarter, we received two business partner awards from SAP, reflecting the continued importance of our relationship with SAP to our manufacturing business, and also strengthened our presence in the hospitality markets in India and Australia.
Our revenue and operating profitability guidance for the full fiscal year 2008 remains unchanged. We continue to expect revenues in the range of $100 to $105 million, operating income of 5% to 8% of revenues. We have updated our net income and earnings per share guidance based on expected changes in our income taxes. As a result, we expect net income (loss) to common shareholders of (2)% to 1% of revenues and diluted earnings (loss) per share of $(0.04) to $0.02. Nevertheless, our operations continue to be highly variable from quarter to quarter primarily based on the timing of large hospitality contracts and other matters, and achievement of these results will depend on a number of risks and matters beyond our control, including those risks identified in Part I, Item 1A of our 2007 Annual Report on Form 10-K.
Results of Operations
Revenues. The following table summarizes revenue by reportable segment and revenue type for the first quarter 2008 and 2007 (in thousands):

	Three Months Ended December 31,
	2007			2006
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Software licenses	$1,527	$1,470	$2,997	$1,449	$4,013	$5,462
Maintenance and support	8,096	5,468	13,564	8,073	5,685	13,758
Professional services	2,822	2,104	4,926	2,991	1,947	4,938
Third-party software and hardware	115	647	762	208	629	837

Total	$12,560	$9,689	$22,249	$12,721	$12,274	$24,995

	% Change
	Manufacturing	Hospitality	Total
Software licenses	5.4%	-63.4%	-45.1%
Maintenance and support	0.3%	-3.8%	-1.4%
Professional services	-5.7%	8.1%	-0.2%
Third-party software and hardware	-44.7%	2.9%	-9.0%
Total	-1.3%	-21.1%	-11.0%

The following table summarizes revenue by geography for first quarter 2008 and 2007 (in thousands):

	Three Months Ended December 31,
	2007			2006
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Americas	$7,594	$5,778	$13,372	$7,192	$8,310	$15,502
Europe, Middle East and Africa	3,349	1,944	5,293	3,694	2,391	6,085
Asia Pacific	1,617	1,967	3,584	1,835	1,573	3,408

Total	$12,560	$9,689	$22,249	$12,721	$12,274	$24,995

	% Change
	Manufacturing	Hospitality	Total
Americas	5.6%	-30.5%	-13.7%
Europe, Middle East and Africa	-9.3%	-18.7%	-13.0%
Asia Pacific	-11.9%	25.0%	5.2%
Total	-1.3%	-21.1%	-11.0%
Manufacturing Segment
In first quarter 2008, manufacturing revenues were comparable to first quarter 2007. A slight increase in manufacturing software license revenues was offset by a slight decrease in manufacturing professional services revenues. Manufacturing revenues were 56.5% of total revenues in first quarter 2008, compared to 50.9% in first quarter 2007.
Software License Revenue. Our manufacturing software license revenue increased 5.4% in first quarter 2008 from the same period in 2007, primarily due to increased sales of Fourth Shift Edition products in our SAP business, both through channel sales and large enterprise direct sales.
Maintenance and Support Revenue. Our maintenance and support revenue for manufacturing products was comparable to the same period in 2007. Our customer retention continues to exceed 90% and we are adding new customers through sales of our Fourth Shift Edition products. This revenue stream continues to be strong for our business and provides a high degree of visibility and predictability in the near term.
Professional Services Revenue. Our professional services revenue for manufacturing products decreased 5.7% in first quarter 2008 from the comparable period in 2007. This decrease was expected as we reduced the number of consultants with our restructuring of the manufacturing operations in third quarter 2007. While revenue declined, the margin on these services has increased as we better utilized our consulting resources. This revenue stream also provides a high degree of predictability in the near term, as the majority of our service revenue comes from contracts in place at the time we begin a given quarter.
Third-Party Software and Hardware Revenue. Our third party software and hardware revenue decreased 44.7% in first quarter 2008 from the comparable period in 2007. Sales of third party products are typically done as a courtesy to provide full solutions to our customers. This is a more unpredictable stream of revenue and will fluctuate based on mix and customer demand.
Revenue by Geography. The Americas region experienced a 5.6% increase in manufacturing revenues in first quarter 2008, compared to first quarter 2007, due to increased sales of our Fourth Shift Edition products. Our EMEA and APAC regions experienced declines for the same periods due to productivity issues resulting from the restructuring in third quarter 2007.

Hospitality Segment
In first quarter 2008, we experienced an overall decrease in hospitality revenues of 21.1% from the comparable period in 2007. The vast majority of this decrease was the result of the large contract secured with the United States Navy in the first quarter 2007, which contributed approximately $1.8 million of revenue in that period. In addition, two significant contracts were not finalized in first quarter 2008 as expected. One of these contracts has since been signed and we expect to sign the other one shortly. Hospitality revenues were 43.5% of total revenues in first quarter 2008, compared to 49.1% in first quarter 2007.
Software License Revenue. Our hospitality software license revenue decreased 63.4% in first quarter 2008 from the comparable period in 2007. This decrease was primarily due to the United States Navy contract mentioned above which was recorded in first quarter 2007.
Maintenance and Support Revenue. Hospitality maintenance and support revenue declined slightly in first quarter 2008 from first quarter 2007. This decrease was attributable to attrition from our legacy products occurring faster than the addition of maintenance and support from new products.
Professional Services. Our hospitality professional services revenue increased 8.1% in first quarter 2008 from the comparable period in 2007. This increase was primarily due to higher utilization rates as several large service projects began in first quarter 2008.
Third-Party Software and Hardware Revenue. Our third party software and hardware revenue increased 2.9% in first quarter 2008 from the comparable period in 2007. Sales of third party products are typically done as a courtesy to provide full solutions to our customers. This is a more unpredictable stream of revenue and will fluctuate based on mix and customer demand.
Revenue by Geography. The Americas region experienced a decrease in revenues due primarily to the large United States Navy contract that was included in revenue in first quarter 2007. Revenue growth in our APAC region in first quarter 2008 was offset by revenue declines in our EMEA region.
Gross Margin. The following table summarizes gross margin percentages by reportable segment and revenue type for first quarter 2008 and 2007:

	Three Months Ended December 31,
	2007			2006
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Software licenses	87.9%	72.6%	80.4%	80.1%	82.1%	81.6%
Maintenance and support	79.3%	57.4%	70.5%	78.6%	62.3%	71.6%
Professional services	19.9%	11.9%	16.5%	16.6%	6.1%	12.2%
Third-party software and hardware	-34.4%	10.7%	3.9%	22.4%	33.8%	31.0%
Total	66.0%	46.7%	57.6%	63.3%	58.4%	60.7%
Manufacturing Segment
Our overall manufacturing gross margin was 66.0% for first quarter 2008, up from 63.3% for the same period in 2007.
Our manufacturing software license margin improved to 87.9% for first quarter 2008 from 80.1% in the comparable period of 2007, due primarily to a reduction in costs. Our cost of license revenue includes amortization of acquired software, amortization of capitalized costs for internally developed software, and costs for third-party software that is embedded into some of our products. A key factor in the improved gross margin was the reduction in amortization expense as we completed amortization of some of our older software intangibles. This reduction was partially offset by increased royalty expenses, including royalties due to SAP for our Fourth Shift Edition product.

Maintenance and support gross margin was comparable at 79.3% and 78.6% for the first quarter of 2008 and 2007, respectively. Effective January 1, 2008, our manufacturing support center has been transitioned from Bangalore, India to Tianjin, China and we anticipate continued improvement in maintenance costs. Professional services margin increased to 19.9% for first quarter 2008 from 16.6% for the same period in 2007, primarily due to improved utilization of our professional services group. Our third-party software and hardware revenue and related gross margins continue to be highly variable based on the pricing and the third party products chosen by customers.
Hospitality Segment
Our overall hospitality gross margin was 46.7% for first quarter 2008, down from 58.4% for the same period in 2007.
Our hospitality software license margin was 72.6% for first quarter 2008 compared to 82.1% for the comparable period in 2007. The main factor behind this decrease was the large United States Navy contract mentioned earlier that was recorded in first quarter 2007. Hospitality maintenance and support margin decreased to 57.4% for first quarter 2008 from 62.3% for the comparable period in 2007.
Hospitality professional service margins increased to 11.9% for first quarter 2008 from 6.1% for the comparable period in 2007. Our third-party software and hardware revenue and related gross margins continue to be highly variable based on the mix of hardware and software and the third party products chosen by customers.
Operating Expenses and Operating Income (Loss). The following table summarizes operating expenses and operating income (loss) for first quarter 2008 and 2007 (in thousands):

	Three Months Ended December 31,
	2007			2006
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Selling and marketing	$2,130	$2,822	$4,952	$2,848	$2,364	$5,212
Research and product development	1,608	2,151	3,759	1,537	1,785	3,322
General and administrative	2,224	3,086	5,310	2,419	2,770	5,189
Restructuring costs	25	—	25	—	—	—

Total	$5,987	$8,059	$14,046	$6,804	$6,919	$13,723

Operating income (loss)	$2,299	$(3,534)	$(1,235)	$1,221	$221	$1,442

Selling and Marketing. Selling and marketing expense includes the salaries, incentive compensation, employee benefits, travel and overhead costs of our sales and marketing personnel, as well as trade show activities and other marketing costs. These expenses decreased 5.0% for first quarter 2008 from the comparable period in 2007 due primarily to cost savings. As a percentage of revenues, selling and marketing expenses were 22.2% for first quarter 2008 compared to 20.9% in the comparable period of 2007. For the full year 2008, we expect selling and marketing expenses to range from 19% to 21% of total revenue.
Research and Product Development. Research and product development expense includes salaries, employee benefits, related overhead costs and consulting fees associated with product development, enhancements, upgrades, testing, quality assurance and documentation. Research and product development expense increased 13.2% for first quarter 2008 from the comparable period in 2007. This was due, in large part, to our efforts to expand the functionality of our manufacturing and hospitality products. Research and development expense was 16.9% of total revenue for first quarter 2008 compared to 13.3% for the comparable period in 2007. Research and development expense is expected to be in the range of 15% to 17% of total revenue for the full year 2008.
General and Administrative. General and administrative expense includes the salaries, incentive compensation, employee benefits and related overhead costs of our finance, human resources and administrative employees, as well as legal and accounting expenses, consulting and contractor fees and bad debt expense. These expenses increased

2.3% for first quarter 2008 from the comparable period in 2007 due to increased costs for Sarbanes-Oxley compliance and increased stock-based compensation expense. General and administrative expense was 23.8% of total revenue for first quarter 2008, compared to 20.8% for first quarter 2007. With continued focus on expense management and the expected growth in revenues, we expect general and administrative expenses to be in the range of 18% to 20% of total revenues for the full year 2008.
Restructuring Costs. In relation to the restructuring of our manufacturing software operations in third quarter 2007, we recorded a small amount of restructuring costs in first quarter 2007. We expect no further costs related to this restructuring in fiscal year 2008. Further information on our restructuring activities is presented in Note 6 to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Non-Operating Income and Expenses, Income Taxes and Preferred Stock Dividends. The following table summarizes non-operating income and expenses, income taxes and preferred stock dividends for first quarter 2008 and 2007 (in thousands):

	Three Months Ended
	December 31,
	2007	2006
Interest expense	$(492)	$(472)
Other (expense) income, net	357	49
Provision for (benefit from) income taxes	(1,037)	516
Preferred stock dividends	(491)	(491)
Interest Expense. Interest expense was $0.5 million in first quarter 2008 and 2007, related to the outstanding indebtedness under our term loan and revolving credit facilities.
Other Income, Net. Other income, net is composed principally of interest income, the effect of foreign currency transaction gains and losses and other miscellaneous non-operating items. Other income in first quarter 2008 was primarily related to foreign currency transaction gains.
Provision for Income Taxes. We recorded a benefit from income taxes of approximately $1.0 million for first quarter 2008, compared to a provision for income taxes of $0.5 million for first quarter 2007. We record our interim provision for income taxes based on our estimated annual effective tax rate for the year. Our tax provision is primarily related to U.S. alternative minimum taxes, and state and foreign income taxes, and is impacted by our net operating loss carry forwards and our ability to use them. Due to the age of the respective net operating loss carryforwards, we first must use carry forwards related to our acquisition of MAI Systems, which we acquired in 2006, followed by our carry forwards from Fourth Shift which we acquired in 2001. In particular, the MAI and Fourth Shift carry forwards both had a full valuation allowance against them at the time of acquisition, so the applicable purchase price was allocated to goodwill and not to net deferred tax assets. Therefore, under current generally accepted accounting principals (see Note 1 for a discussion on the impact of SFAS 141R) when the valuation allowances related to these carry forwards are reversed, they are recorded against goodwill rather than as an offset to income tax expense. As a result of these circumstances, and due to significant changes in our period to period results, we will be experiencing significant fluctuations in our effective tax rate and respective tax provisions or benefits over the next several quarters. We currently anticipate that our tax provision will be approximately $3.8 million for the full fiscal year 2008 resulting in an annual effective tax rate of approximately 76%. Our effective tax rate on a more normalized basis will be approximately 38%.
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
In addition, prior to any changes in our overall assessment in the realizability of our fully reserved deferred tax assets, as discussed above, if we generate taxable income in the U.S. or certain other international jurisdictions and utilize pre-acquisition net operating loss carry forwards to offset this income, we will recognize income tax expense at the applicable statutory rate in our consolidated statement of operations, as the reduction in the related valuation allowance for these pre-acquisition net operating loss carry forwards will reduce goodwill rather than offset income tax expense.
Effective October 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) as required. The adoption did not have a material impact on our consolidated financial statements. Further information on the adoption of FIN 48 is presented in Note 7 to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Preferred Stock Dividends. Preferred stock dividends impact our net income (loss) available to common shareholders. We record cash dividends related to our Series C-1 and Series D Convertible Preferred Stock at a rate of 8%. See Note 13 to Consolidated Financial Statements in our 2007 Annual Report on Form 10-K for a more detailed discussion of our preferred stock transactions. We currently expect that our preferred stock dividends will be approximately $0.5 million per quarter.
Liquidity and Capital Resources
Cash and Cash Equivalents. At December 31, 2007, we had $9.9 million of cash and cash equivalents, an increase of $1.2 million from September 30, 2007. Our most significant source of operating cash flows is generally derived from license, maintenance and professional services revenues. Our primary uses of cash from operating activities are for employee costs and third-party costs for services and facilities.
Working Capital Deficit. Our working capital deficit, defined as current assets less current liabilities, was $12.9 million at both December 31, 2007 and September 30, 2007. The increases in cash, accounts receivable and other current assets was offset by the increases in short-term borrowings under our revolving loan, accrued expenses and deferred revenue and other current liabilities. Contributing to this working capital deficit is our deferred revenue balance which primarily represents our obligation to provide future maintenance services and is not a cash obligation.
Cash Flows from Operating Activities. We generated $1.3 million cash from operations for first quarter 2008 compared to cash used for operations of $0.9 million in the 2007 comparable period. Significant non-cash expenses in first quarter 2008 included $1.3 million of depreciation and amortization and $0.8 million of stock-based compensation, compared to $1.2 million and $0.4 million, respectively, in 2007. The remaining cash used in or provided by operating activities was due primarily to changes in our working capital accounts as discussed above.
Cash Flows from Investing Activities. We used $0.3 million cash for investing activities in each of first quarter 2008 and 2007, primarily for purchases of furniture, fixtures and equipment. In addition, we used $0.1 million to purchase intangible assets in first quarter 2008.
Cash Flows from Financing Activities. We had $0.2 million of cash provided by financing activities in first quarter 2008, primarily from short-term borrowings in excess of repayments on long-term obligations. In first quarter 2007, we used $0.4 million cash for financing activities, primarily for dividends on our outstanding preferred stock.
Commitments and Capital Adequacy
As of December 31, 2007, our primary commitments are for leased office space and payments on our term loan and revolving credit facilities. We have no significant commitments for capital expenditures. A table showing our contractual obligations can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2007 Annual Report on Form 10-K.
In early December 2007, we signed an agreement to sublease our Minneapolis facility, whereby the new tenant will assume 80% of our current lease costs, and we will pay 20%, through January 2009 (the remaining lease term). We expect to record a charge related to this sublease agreement of approximately $0.4 million in the second quarter of 2008. Concurrent with this agreement, we signed an agreement to lease a new headquarters facility beginning in January 2008. The new location in Minneapolis is approximately 28,000 square feet and we are taking over a sublease that goes through December 2010. These changes are not reflected in the table of contractual obligations mentioned above. There were no other significant changes to our contractual obligations during the three months ended December 31, 2007.
We believe that cash flows from operations together with our cash and cash equivalents and borrowing capacity under our revolving credit facility will be sufficient to meet our commitments and our cash requirements for at least the next twelve months. Nevertheless, our credit agreement requires us to satisfy specific financial and operational covenants. In particular, we are required to maintain, at the end of each calendar quarter, specified levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”) measured for the twelve months then ended. This requirement was $8.9 million at December 31, 2007 and our actual EBITDA calculated according to the agreement was $7.5 million. Future twelve month EBITDA requirements range from $9.4 million at March 31, 2008 to $10 million at December 31, 2008 and each quarter thereafter. We are also required to maintain a ratio of EBITDA less capital expenditures to fixed charges over the same twelve month periods ranging from 0.86 at December 31, 2007 to 1.1 at December 31, 2008 and thereafter. We also have limitations on our capital expenditures and are required to maintain certain percentages of our total cash and cash equivalents in the United States.
At December 31, 2007 we were not in compliance with the EBITDA requirement or the requirement to maintain a certain percentage of our permitted investments in the United States. Effective February 11, 2008, we have signed an amendment to the credit agreement which revised the minimum EBITDA and permitted investments covenants that we needed to attain as of December 31, 2007 and the subsequent quarters going forward. Because of this amendment, we are no longer in violation of our minimum EBITDA or permitted investments covenants. We have been required to renegotiate debt agreements in the past when we expected that our operations would not satisfy the applicable covenants. We cannot be certain that, if we were to violate the credit agreement in the future, the lenders would be agreeable to renegotiation, and if they were not, we would be required to find alternative financing to repay the debt, or risk that the lender would seek to dispose of some or all of our assets to repay the debt. We currently do not have arrangements for alternative financing, and if we were forced to obtain financing in a short period of time to avoid default, financing might not be available at all, or the terms of that financing might be very disadvantageous to us and to our stockholders.
Off-Balance Sheet Arrangements
As of December 31, 2007, we did not engage in any off-balance sheet arrangements as defined in Item 303 (a) (4) of Regulation S-K under the Securities Act of 1934, as amended, that have, or are likely to have, a material current or future effect on our consolidated financial position or results of operations.
New Accounting Pronouncements
There have been no recent accounting pronouncements beyond those discussed in the consolidated financial statements and accompanying notes in this Quarterly Report on Form 10-Q and management’s discussion and analysis of results of operations and financial condition included in our 2007 Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our business is subject to market risks, including changes in foreign currency exchange rates and interest rates, which are discussed in detail in Part II, Item 7A of our 2007 Annual Report on Form 10-K. There were no material changes in our market risk during the period covered by this Quarterly Report on Form 10-Q.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. – OTHER INFORMATION
Item 1. Legal Proceedings
We are periodically engaged in litigation in the ordinary course of business, including litigation seeking return of software licensing and servicing fees. We do not believe that any of such litigation is material to our ongoing operations.
Item 1A. Risk Factors
Our business is subject to a number of risks and uncertainties, which are discussed in detail in Part I, Item 1A of our 2007 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits
10.19	Third Amendment to Credit Agreement dated February 11, 2008.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Randal B. Tofteland

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Gregg A. Waldon

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SoftBrands, Inc.

Date: February 11, 2008	By:	/s/ GREGG A. WALDON

Gregg A. Waldon
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)