Form 10-Q
period 2008-03-31
SoftBrands, Inc.
filed 2008-05-12
CIK 1311926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share	41,875,478
(Title of class)	(Outstanding at April 30, 2008)

SoftBrands, Inc.
Quarterly Report on Form 10-Q

PART I. – FINANCIAL INFORMATION
Item 1. Financial Statements

SoftBrands, Inc.
Consolidated Balance Sheets

	March 31,	September 30,
(In thousands, except share and per share data)	2008	2007
	(Unaudited)	(See Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$9,400	$8,682
Accounts receivable, net	22,814	15,683
Prepaid expenses and other current assets	6,829	4,474

Total current assets	39,043	28,839
Furniture, fixtures and equipment, net	2,292	2,602
Goodwill	37,211	37,271
Intangible assets, net	5,933	7,433
Other long-term assets	523	439

Total assets	$85,002	$76,584

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term obligations	$3,463	$3,510
Revolving loan	3,001	1,585
Accounts payable	4,354	4,554
Accrued expenses	8,407	8,329
Accrued restructuring costs	283	423
Deferred revenue	29,850	21,015
Other current liabilities	2,540	2,354

Total current liabilities	51,898	41,770
Long-term obligations	14,369	16,082
Other long-term liabilities	730	832

Total liabilities	66,997	58,684

Commitments and contingencies
Stockholders’ equity:
Series A and undesignated preferred stock, $.01 par value; 10,647,973 shares authorized; no shares issued or outstanding	—	—
Series B convertible preferred stock, $.01 par value; 4,331,540 shares authorized, issued and outstanding; liquidation value of $4,591	5,068	5,068
Series C-1 convertible preferred stock, $.01 par value; 18,000 shares authorized, issued and outstanding; liquidation value of $18,000 plus unpaid dividends of $364 and $368, respectively	18,000	18,000
Series D convertible preferred stock, $.01 par value; 6,673 shares authorized, 6,000 shares issued and outstanding; liquidation value of $6,000 plus unpaid dividends of $121 and $123, respectively	5,051	5,051
Common stock, $.01 par value; 110,000,000 shares authorized; 41,875,478 and 41,391,043 shares issued and outstanding, respectively	419	414
Additional paid-in capital	174,414	174,009
Accumulated other comprehensive loss	(828)	(811)
Accumulated deficit	(184,119)	(183,831)

Total stockholders’ equity	18,005	17,900

Total liabilities and stockholders’ equity	$85,002	$76,584

The accompanying notes are an integral part of these consolidated financial statements.

SoftBrands, Inc.
Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands, except per share data)	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Software licenses	$4,012	$2,871	$7,009	$8,333
Maintenance and support	13,513	13,481	27,077	27,239
Professional services	4,691	4,407	9,617	9,345
Third-party software and hardware	1,439	666	2,201	1,503

Total revenues	23,655	21,425	45,904	46,420

Cost of revenues:
Software licenses	590	222	1,178	1,229
Maintenance and support	4,151	4,193	8,156	8,099
Professional services	3,902	4,294	8,015	8,633
Third-party software and hardware	1,185	563	1,917	1,141

Total cost of revenues	9,828	9,272	19,266	19,102

Gross profit	13,827	12,153	26,638	27,318

Operating expenses:
Selling and marketing	4,968	4,763	9,920	9,975
Research and product development	4,086	3,853	7,845	7,175
General and administrative	5,571	5,330	10,881	10,519
Restructuring related charges	—	—	25	—

Total operating expenses	14,625	13,946	28,671	27,669

Operating loss	(798)	(1,793)	(2,033)	(351)

Interest expense	(496)	(472)	(988)	(944)
Other income, net	153	(89)	510	(40)

Loss before provision for (benefit from) income taxes	(1,141)	(2,354)	(2,511)	(1,335)

Provision for (benefit from) income taxes	(1,186)	457	(2,223)	973

Net income (loss)	45	(2,811)	(288)	(2,308)

Preferred stock dividends	(485)	(491)	(976)	(982)

Net loss available to common shareholders	$(440)	$(3,302)	$(1,264)	$(3,290)

Basic and diluted loss per common share	$(0.01)	$(0.08)	$(0.03)	$(0.08)

Weighted-average common shares outstanding:
Basic and diluted	41,827	41,192	41,623	41,121

The accompanying notes are an integral part of these consolidated financial statements.

SoftBrands, Inc.
Consolidated Statements of Cash Flows

	Six Months Ended March 31,
(In thousands)	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(288)	$(2,308)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	—	522
Amortization	1,635	1,754
Depreciation	769	768
Stock-based compensation	1,305	847
Provision for doubtful accounts	783	70
Other, net	—	(105)
Change in operating assets and liabilities:
Accounts receivable	(8,209)	(2,639)
Prepaid expenses and other current assets	(2,355)	(660)
Accounts payable	(200)	(451)
Accrued expenses and restructuring costs	423	998
Deferred revenue	8,835	3,125
Other current liabilities	186	72
Other long-term assets and liabilities	(308)	152

Net cash provided by operating activities	2,576	2,145

Cash flows from investing activities:
Purchases of furniture, fixtures and equipment	(400)	(608)
Purchase of intangible assets	(129)	—
Change in restricted cash	63	(5)
Proceeds from sale of furniture, fixtures and equipment	—	5
Acquisitions, net of cash acquired	—	2

Net cash used in investing activities	(466)	(606)

Cash flows from financing activities:
Short-term borrowings, net of repayments	1,416	—
Issuance of long-term obligations	—	22
Repayment of long-term obligations	(1,760)	(237)
Net proceeds from issuance of common stock from stock options	76	300
Preferred stock dividends paid	(981)	(871)

Net cash used in financing activities	(1,249)	(786)

Effect of exchange rates on cash balances	(143)	72

Change in cash and cash equivalents	718	825
Cash and cash equivalents:
Beginning of period	8,682	14,520

End of period	$9,400	$15,345

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
Fiscal Periods
Our fiscal year is from October 1 to September 30. Unless otherwise stated, references herein to our second quarter and second quarter year to date relate to the three and six month periods ended March 31. References to the years 2008 and 2007 relate to our fiscal years ended September 30, 2008 and 2007, respectively.
Liquidity
We have incurred losses before income taxes for several years, have negative working capital and have a significant accumulated deficit. We believe that cash flows from operations together with our cash and cash equivalents and borrowing capacity under our revolving credit facility will be sufficient to meet our commitments and our cash requirements for at least the next twelve months. Our credit agreement requires us to satisfy specific financial and operational covenants, including the requirement to maintain, at the end of each calendar quarter, specified levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”) measured for the twelve months then ended. Effective February 11, 2008, we signed an amendment to our credit agreement which revised the minimum levels of EBITDA and permitted investments covenants that we needed to attain as of December 31, 2007 and the subsequent quarters going forward. This requirement was $8.0 million at March 31, 2008. Future twelve month EBITDA requirements range from $11.2 million at June 30, 2008 to $12.0 million at December 31, 2008 and each quarter thereafter.
While we are currently in compliance with the covenants in our credit agreement, and expect to be in the future, we have been required to renegotiate debt agreements in the past when we expected that our operations would not satisfy the applicable covenants. We cannot be certain that, if we were to violate the credit agreement in the future, the lender would be agreeable to renegotiation. If they were not, we would be required to find alternative financing to repay the debt, or risk that the lender would seek to dispose of some or all of our assets to repay the debt.

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
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties from a business combination after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008 (our 2010 fiscal year). We have not yet determined the impact, if any, of SFAS 141R on our consolidated financial statements.
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
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures regarding derivatives and hedging activities, including (a) the manner in which an entity uses derivative instruments, (b) the manner in which derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. As SFAS 161 relates specifically to disclosures, it will have no impact on our consolidated financial condition, results of operations or cash flows.

Note 2. Acquisition
MAI Systems Corporation
On August 14, 2006, we acquired all of the outstanding shares of MAI Systems Corporation (“MAI”), and its subsidiary Hotel Information Systems (“HIS”), a provider of total information technology solutions to the hospitality, resort and destination industry. For information on this significant acquisition, refer to Note 7 to Consolidated Financial Statements in our 2007 Annual Report on Form 10-K. The purchase price included approximately $2.5 million deposited in escrow to cover the indemnity obligations of the shareholders of MAI. The amount deposited was distributed to those shareholders shortly after December 31, 2007 as there were no approved claims for indemnity.
Note 3. Goodwill and Intangible Assets
Goodwill
The carrying amount of goodwill by reportable segment was as follows (in thousands):

	March 31,	September 30,
	2008	2007
Manufacturing	$22,294	$22,354
Hospitality	14,917	14,917

	$37,211	$37,271

The change in the carrying amount of goodwill was the result of changes in foreign currency exchange rates.
Intangible Assets
Intangible assets were as follows (in thousands):

	March 31, 2008			September 30, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired technology	$21,257	$(20,723)	$534	$21,257	$(20,479)	$778
Capitalized software development	3,707	(2,848)	859	3,707	(1,976)	1,731
Consulting and non compete agreements	2,952	(1,533)	1,419	2,952	(1,290)	1,662
Customer relationships	2,700	(742)	1,958	2,700	(608)	2,092
Other	2,080	(917)	1,163	1,946	(776)	1,170

	$32,696	$(26,763)	$5,933	$32,562	$(25,129)	$7,433

Total amortization expense for intangible assets in 2008 was $0.8 million for the second quarter and $1.6 million for second quarter year to date. Total amortization expense for intangible assets in 2007 was $0.9 million for the second quarter and $1.8 million for second quarter year to date. Amortization of acquired technology and capitalized software development used for resale is recorded as cost of revenues related to software licenses.

The estimated future annual amortization expense for intangibles subject to amortization is as follows (in thousands):

Remainder of 2008	$1,604
2009	2,516
2010	733
2011	580
2012	500
Thereafter	—

$5,933

Note 4. Stock-Based Compensation
The SoftBrands, Inc. 2001 Stock Incentive Plan (the “2001 Plan”), as amended, reserves a total of 16,900,000 shares of our common stock for issuance under stock option, restricted stock awards, stock appreciation rights, dividend rights and other share-based awards. Upon issuance, the estimated fair value of stock-based awards is recorded as compensation expense in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Additional information regarding our stock-based compensation arrangements can be found in Note 3 to Consolidated Financial Statements in our 2007 Annual Report on Form 10-K.
Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Cost of revenues	$77	$77	$161	$128
Operating expenses:
Selling, general and administrative	350	326	981	578
Research and product development	77	81	163	141
The activity for stock options was as follows:

		Weighted	Weighted-Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of Options	Exercise	Contractual	Value
	(in 000’s)	Price	Life (Years)	(in 000’s)
Outstanding, September 30, 2007	8,311	$2.20	5.1	$1,599
Granted	—
Exercised	(51)	1.50		20
Cancelled	(7)	1.55

Outstanding, March 31, 2008	8,253	2.21	4.6	—

Exercisable, March 31, 2008	7,962	2.22	4.5	—

The activity for restricted stock units and stock-settled stock appreciation rights was as follows:

	Restricted Stock Units		Stock Appreciation Rights
		Weighted		Weighted
	Non-Vested	Average	Number	Average
	Shares	Grant Date	of SARs	Grant Date
	(in 000’s)	Fair Value	(in 000’s)	Fair Value
Outstanding, September 30, 2007	1,231	$1.78	2,011	$0.96
Granted	776	1.85	931	0.78
Vested	(415)	1.85	—
Cancelled	(42)	1.78	(132)	1.01

Outstanding, March 31, 2008	1,550	1.79	2,810	0.96

At March 31, 2008, there was approximately $4.3 million, net of estimated forfeitures, of total unrecognized compensation expense related to stock-based arrangements granted under the 2001 Plan. This expense is expected to be recognized over a weighted-average period of approximately two years.
Note 5. Accrued Expenses
Accrued expenses were as follows (in thousands):

	March 31,	September 30,
	2008	2007
Accrued compensation and benefits	$3,292	$2,908
Accrued dividends on Series C-1 and Series D convertible preferred stock	485	491
Professional services	132	396
Other	4,498	4,534

	$8,407	$8,329

Note 6. Restructuring Charges
A summary of our restructuring activities is as follows (in thousands):

	Employee
	Severance and	Lease
	Termination Costs	Commitments	Total
Balance, September 30, 2006	$371	$565	$936
Restructuring charges	1,705	—	1,705
Cash payments and other	(1,766)	(452)	(2,218)

Balance, September 30, 2007	310	113	423
Restructuring charges	12	13	25
Cash payments and other	(163)	(6)	(169)

Balance, December 31, 2007	159	120	279
Cash payments and other	4	—	4

Balance, March 31, 2008	$163	$120	$283

The impact of foreign currency translation, which was not significant for any period presented, is included with cash payments and other in the table above.

In fiscal year 2007, we recorded restructuring costs of $1.7 million, which consisted of employee termination costs, including severance and associated outplacement costs related to a restructuring of our manufacturing software operations. This restructuring plan is designed to improve the profitability and long-term growth prospects of our manufacturing segment. We identified 63 positions for elimination which were achieved through early retirement packages offered to employees, voluntary separations, and involuntary separations. This restructuring action was completed in first quarter 2008 when we recorded a small additional charge for severance and lease related costs.
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
Note 7. Income Taxes
We recorded a benefit from income taxes of approximately $1.2 million and $2.2 million for second quarter and year to date 2008, compared to a provision for income taxes of $0.5 million and $1.0 million for second quarter and year to date 2007. We record our interim provision for, or benefit from, income taxes based on our estimated annual effective tax rate for the year. Our tax provision or benefit is primarily related to U.S. alternative minimum taxes, and state and foreign income taxes, and is impacted by our net operating loss carry forwards and our ability to use them. As a result of these circumstances, and due to significant changes in our period to period results, we will be experiencing significant fluctuations in our effective tax rate and respective tax provisions or benefits over the next several quarters.
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
Prior to any changes in our overall assessment in the realizability of our fully reserved deferred tax assets, as discussed above, if we generate taxable income in the U.S. or certain other international jurisdictions and utilize pre-acquisition net operating loss carry forwards to offset this income, we will recognize income tax expense at the applicable statutory rate in our consolidated statement of operations, as the reduction in the related valuation allowance for these pre-acquisition net operating loss carry forwards will reduce goodwill rather than offset income tax expense. As discussed in Note 1, when we adopt SFAS 141R in our fiscal year 2010, changes in deferred tax asset valuation allowances from a business combination after the measurement period will impact income tax expense and not goodwill. Due to the age of the respective net operating loss carry forwards, we first must use carry forwards related to our acquisition of MAI which we acquired in 2006 (see Note 2), followed by our carry forwards from Fourth Shift which we acquired in 2001. In particular, the MAI and Fourth Shift carry forwards both had a full valuation allowance against them at the time of acquisition, so the applicable purchase price was allocated to goodwill and not to net deferred tax assets.
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
We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At the adoption date of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the first two quarters of 2008.
Note 8. Commitments and Contingencies
We are periodically engaged in litigation in the ordinary course of business, including litigation seeking return of software licensing and servicing fees. We do not believe that any of such litigation is material to our ongoing operations.
Note 9. Net Income (Loss) Per Share
Net income (loss) per share is computed under the provisions of SFAS No. 128, Earning per Share. Basic earnings (loss) per share is computed using net income (loss) available to common shareholders and the weighted average number of common shares outstanding. Net income (loss) available to common shareholders includes the impact, as applicable, of dividends on our convertible preferred stock, any preferred stock beneficial conversion feature charge and any deemed dividends on the exchange of preferred stock. Diluted earnings (loss) per share reflects the weighted average number of common shares outstanding plus any potentially dilutive shares outstanding during the period, calculated using the “treasury stock” method.
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

Since we incurred a net loss for all periods presented, both basic and diluted loss per share is computed using the net loss available to common shareholders and the weighted average number of common shares outstanding for each period. The impact of the following potential common shares was excluded from the calculations of loss per share because to include them would have been antidilutive (in thousands):

	Three and Six Months Ended
	March 31,
	2008	2007
Employee and non-employee stock options	8,909	8,512
Warrants	6,114	6,797
Restricted stock units	1,550	1,273
Stock-settled stock appreciation rights	2,810	1,966
Series B convertible preferred stock	4,332	4,332
Series C-1 convertible preferred stock	8,955	8,955
Series D convertible preferred stock	3,593	3,593

	36,263	35,428

Note 10. Comprehensive Income (Loss)
Comprehensive income, as defined by SFAS No. 130, Reporting Comprehensive Income, includes net income (loss) and items defined as other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on certain marketable securities. Total comprehensive income (loss) was as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Net income (loss)	$45	$(2,811)	$(288)	$(2,308)
Foreign currency translation adjustments	(276)	100	(17)	30

Comprehensive income (loss)	$(231)	$(2,711)	$(305)	$(2,278)

Foreign currency translation adjustments were not adjusted for income taxes as substantially all translation adjustments relate to our non-U.S. subsidiaries, which are considered permanent investments. Accumulated other comprehensive loss, a separate component of stockholders’ equity on the consolidated balance sheets, was $0.8 million at March 31, 2008 and September 30, 2007.
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

Financial information by segment is as follows (in thousands):

	Three Months Ended March 31,
	2008			2007
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Revenues	$11,916	$11,739	$23,655	$12,119	$9,306	$21,425
Operating income (loss)	1,699	(2,497)	(798)	770	(2,563)	(1,793)

	Six Months Ended March 31,
	2008			2007
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Revenues	$24,476	$21,428	$45,904	$24,840	$21,580	$46,420
Operating income (loss)	3,998	(6,031)	(2,033)	1,991	(2,342)	(351)
Revenues by geographic location were as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
United States	$14,298	$12,705	$27,336	$27,889
United Kingdom	4,525	4,500	8,626	9,475
Other	4,832	4,220	9,942	9,056

	$23,655	$21,425	$45,904	$46,420

Our long-lived assets by geographic location were as follows (in thousands):

	March 31,	September 30,
	2008	2007
United States	$1,048	$1,318
Other	1,244	1,284

	$2,292	$2,602

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
Fiscal Year
Our fiscal year is from October 1 to September 30. Unless otherwise stated, references to our second quarter and second quarter year-to-date relate to the three and six month periods ended March 31. References to the years 2008 and 2007 relate to the fiscal years ended September 30, 2008 and 2007, respectively.

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
We discuss our accounting policies, estimates and disclosures in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to Consolidated Financial Statements of our 2007 Annual Report on Form 10-K, which you should read for a better understanding of our financial statements. There have been no significant changes to these items in the first two quarters of 2008.
Introduction and Overview
Our hospitality business experienced a significant increase in revenue for the second quarter of 2008 and we signed several large transactions in our hospitality business, including the first phase of what is expected to be the largest customer in our company’s history. While our manufacturing business was slightly below its revenue plan for the quarter, we made significant progress with our SAP large enterprise strategy which we believe has the potential to deliver significant license revenue. We expect improved performance in manufacturing in the second half of the fiscal year based on the transactions we have closed since the end of the second quarter and the current pipeline of opportunities.
In our hospitality business we are increasing spending on research and development above our original plan to improve the scalability and stability of our products for larger, more complex customers. This investment affected our profitability in the second quarter, and will also have an affect in the last two quarters of fiscal 2008, but will help our future growth in the hotel group market.
As the hospitality projects for our customers become more complex and require more software development and customization, we are anticipating that revenue from some of our larger contracts will be recognized on the percentage of completion basis in accordance with Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. This will primarily have the effect of recognizing software license revenue on these larger hospitality projects over a longer period of time instead of up front at the time of delivery of the software and when all other software revenue recognition requirements have been met.
We have revised our revenue and operating profitability guidance for the full fiscal year 2008. We continue to expect revenues in the range of $100 million to $105 million, with operating income of 4% to 7% of revenues. We expect net income (loss) available to common shareholders of (1%) to 2% of revenues and diluted earnings (loss) per share of $(0.02) to $0.04. Nevertheless, as we have seen, our financial results continue to be highly variable from quarter to quarter, primarily based on the timing of large hospitality contracts and other matters, and achievement of these results will depend on a number of risks and matters beyond our control, including those risks identified in Part I, Item 1A of our 2007 Annual Report on Form 10-K.

Results of Operations
Revenues. The following tables summarize revenue by reportable segment and revenue type for second quarter and second quarter year to date 2008 and 2007 (dollars in thousands):

	Three Months Ended March 31,
	2008			2007
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Software licenses	$1,204	$2,808	$4,012	$1,233	$1,638	$2,871
Maintenance and support	7,817	5,696	13,513	7,884	5,597	13,481
Professional services	2,751	1,940	4,691	2,815	1,592	4,407
Third-party software and hardware	144	1,295	1,439	187	479	666

Total	$11,916	$11,739	$23,655	$12,119	$9,306	$21,425

	% Change
	Manufacturing	Hospitality	Total
Software licenses	-2.4%	71.4%	39.7%
Maintenance and support	-0.8%	1.8%	0.2%
Professional services	-2.3%	21.9%	6.4%
Third-party software and hardware	-23.0%	170.4%	116.1%
Total	-1.7%	26.1%	10.4%

	Six Months Ended March 31,
	2008			2007
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Software licenses	$2,731	$4,278	$7,009	$2,682	$5,651	$8,333
Maintenance and support	15,913	11,164	27,077	15,957	11,282	27,239
Professional services	5,573	4,044	9,617	5,806	3,539	9,345
Third-party software and hardware	259	1,942	2,201	395	1,108	1,503

Total	$24,476	$21,428	$45,904	$24,840	$21,580	$46,420

	% Change
	Manufacturing	Hospitality	Total
Software licenses	1.8%	-24.3%	-15.9%
Maintenance and support	-0.3%	-1.0%	-0.6%
Professional services	-4.0%	14.3%	2.9%
Third-party software and hardware	-34.4%	75.3%	46.4%
Total	-1.5%	-0.7%	-1.1%

The following tables summarize revenue by geography for second quarter and second quarter year to date 2008 and 2007 (dollars in thousands):

	Three Months Ended March 31,
	2008			2007
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Americas	$7,077	$7,458	$14,535	$7,200	$5,685	$12,885
Europe, Middle East and Africa	3,312	2,390	5,702	3,421	2,219	5,640
Asia Pacific	1,527	1,891	3,418	1,498	1,402	2,900

Total	$11,916	$11,739	$23,655	$12,119	$9,306	$21,425

	% Change
	Manufacturing	Hospitality	Total
Americas	-1.7%	31.2%	12.8%
Europe, Middle East and Africa	-3.2%	7.7%	1.1%
Asia Pacific	1.9%	34.9%	17.9%
Total	-1.7%	26.1%	10.4%

	Six Months Ended March 31,
	2008			2007
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Americas	$14,671	$13,236	$27,907	$14,392	$13,995	$28,387
Europe, Middle East and Africa	6,661	4,334	10,995	7,115	4,610	11,725
Asia Pacific	3,144	3,858	7,002	3,333	2,975	6,308

Total	$24,476	$21,428	$45,904	$24,840	$21,580	$46,420

	% Change
	Manufacturing	Hospitality	Total
Americas	1.9%	-5.4%	-1.7%
Europe, Middle East and Africa	-6.4%	-6.0%	-6.2%
Asia Pacific	-5.7%	29.7%	11.0%
Total	-1.5%	-0.7%	-1.1%
Manufacturing Segment
In second quarter 2008, our manufacturing revenues decreased $0.2 million, or 1.7%, from second quarter 2007. For second quarter year to date, our manufacturing revenues decreased $0.3 million, or 1.5%, primarily due to decreased manufacturing professional services revenues in 2008 as compared to 2007. Manufacturing revenues were 50.4% of total revenues in second quarter 2008, compared to 56.6% in second quarter 2007, and 53.3% of total revenues for second quarter year to date 2008, compared to 53.5% for the same period in 2007.
Software License Revenue. Our manufacturing software license revenues were comparable at $1.2 million for second quarter 2008 and 2007 and $2.7 million for the corresponding year to date periods.
Maintenance and Support Revenue. Our maintenance and support revenue for manufacturing products was also comparable at $7.8 million and $7.9 million for second quarter 2008 and 2007, respectively, and $15.9 million and $16.0 million for the corresponding year to date periods. Our customer retention continues to exceed 90% and we are adding new customers through sales of our Fourth Shift Edition products as we continue to focus on the large SAP enterprise market. The maintenance and support revenue stream continues to be strong for our business and provides a high degree of visibility and predictability in the near term.
Professional Services Revenue. Our professional services revenue for manufacturing products declined slightly for the second quarter and year to date periods in 2008 as compared to the same periods in 2007. This decrease was expected as we reduced the number of consultants with our restructuring of the manufacturing operations in third quarter 2007. While revenue declined, primarily in first quarter 2008, the margin on these services has increased as the utilization of our consulting resources has improved. This revenue stream also provides a high degree of predictability in the near term, as the majority of our service revenue comes from contracts in place at the time we begin a given quarter.
Third-Party Software and Hardware Revenue. Our third party software and hardware revenue dollars decreased minimally for second quarter and year to date 2008 from the same periods in 2007. Sales of third party products are typically done as a courtesy to provide full solutions to our customers. This is a more unpredictable stream of revenue and will fluctuate based on pricing and customer demand.
Revenue by Geography. Our geographic revenues were comparable for second quarter 2008 and 2007. For second quarter year to date 2008, our Americas region experienced a modest increase in manufacturing revenues compared to the same period in 2007, due primarily to increased sales of our Fourth Shift Edition products. This increase was offset by smaller revenue declines in each of our EMEA and APAC regions.
Hospitality Segment
In second quarter 2008, we experienced an overall increase in hospitality revenues of 26.1% from second quarter 2007. The majority of this increase was the result of several large hospitality contracts secured in the second quarter of 2008, including the first phase of what is expected to be the largest customer, Red Roof Inns, in our company’s history which contributed approximately $0.7 million of revenue in the period. The Red Roof Inns contract includes a second phase, signed in early May 2008, and a third phase that is expected to be signed in late calendar year 2008. Total revenue from all three phases of this contract is anticipated to be approximately $15 million. Our hospitality revenues were comparable for the second quarter year to date 2008 and 2007. Hospitality revenues were 49.6% of total revenues in second quarter 2008, compared to 43.4% in second quarter 2007, and 46.7% of total revenues for second quarter year to date 2008, compared to 46.5% for the same period in 2007.
Software License Revenue. Our hospitality software license revenue increased 71.4% in second quarter 2008 from second quarter 2007. This increase was primarily due to the revenue from the large contracts mentioned above and a comparison against low software license revenue in second quarter 2007. Our hospitality software license revenue decreased 24.3% for second quarter year to date 2008 from the same period in 2007 due primarily to the large United States Navy contract recognized in first quarter 2007. This again demonstrates the variability that is occurring in our results as we continue to pursue larger hospitality contracts.
Maintenance and Support Revenue. Our hospitality maintenance and support revenues were comparable for second quarter 2008 and 2007 and for the corresponding year to date periods. The addition of maintenance and support from our new hospitality products and customers has offset the attrition from our legacy products.
Professional Services. Our hospitality professional services revenue increased 21.9% in second quarter 2008 and 14.3% for second quarter year to date 2008 from the comparable periods in 2007. These increases were primarily the result of higher utilization of our consulting resources as several large service projects began in first quarter 2008.
Third-Party Software and Hardware Revenue. Our third party software and hardware revenue increased significantly for second quarter and year to date 2008 from the comparable periods in 2007. This was primarily due to fulfilling a backlog of interface orders from prior periods. Sales of third party products are typically done as a courtesy to provide full solutions to our customers. This is a more unpredictable stream of revenue and will fluctuate based on pricing and customer demand.
Revenue by Geography. For second quarter 2008, the Americas region experienced an increase in revenues due primarily to the large contracts mentioned previously. On a year to date basis, revenue in the Americas region has decreased for the 2008 period from 2007, due to the large United States Navy contract recognized in first quarter 2007. Our APAC region has experienced revenue growth in both second quarter and second quarter year to date 2008 as the hospitality business continues to expand.
Gross Margin. The following tables summarize gross margin percentages by reportable segment and revenue type for second quarter and second quarter year to date 2008 and 2007:

	Three Months Ended March 31,
	2008			2007
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Software licenses	88.8%	83.8%	85.3%	89.4%	94.5%	92.3%
Maintenance and support	77.6%	57.9%	69.3%	78.4%	56.4%	68.9%
Professional services	20.2%	2.7%	13.0%	18.6%	-24.3%	3.8%
Third-party software and hardware	-19.9%	35.8%	30.2%	8.3%	18.2%	15.4%
Total	64.3%	52.5%	58.5%	64.6%	47.3%	56.7%

	Six Months Ended March 31,
	2008			2007
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Software licenses	88.3%	79.9%	83.2%	84.3%	85.7%	85.3%
Maintenance and support	78.5%	57.6%	69.9%	78.5%	59.4%	70.3%
Professional services	20.1%	7.5%	14.8%	17.6%	-7.6%	7.6%
Third-party software and hardware	-26.3%	27.4%	21.1%	15.7%	27.1%	24.1%
Total	65.2%	49.9%	58.0%	63.9%	53.6%	58.9%
Manufacturing Segment
Our overall manufacturing gross margin was 64.3% for second quarter 2008, compared to 64.6% for the same period in 2007. For second quarter year to date, our overall manufacturing gross margin was 65.2% in 2008, a slight increase from 63.9% in 2007.
Our manufacturing software license margin was 88.8% for second quarter 2008, comparable to 89.4% for second quarter 2007. Our manufacturing software license margin improved to 88.3% for second quarter year to date 2008 from 84.3% for the comparable period of 2007. Our cost of license revenue includes amortization of acquired software, amortization of capitalized costs for internally developed software, and costs for third-party software that is embedded into some of our products. A key factor in the improved gross margin on a year to date basis was the reduction in amortization expense as we completed amortization of some of our older software intangibles in 2007.
Manufacturing maintenance and support gross margin was 77.6% for second quarter 2008, comparable to 78.4% for second quarter 2007. On a year to date basis, manufacturing maintenance and support margin was 78.5% for 2008 and 2007. Effective January 1, 2008, our manufacturing support center was transitioned from Bangalore, India to Tianjin, China and, as a result, we anticipate continued improvement in maintenance costs.
Our manufacturing professional services gross margin increased to 20.2% for second quarter 2008 from 18.6% for the same period in 2007, and, for second quarter year to date, increased to 20.1% in 2008 from 17.6% in 2007. The margin on our manufacturing professional services has increased as the utilization of our consulting resources has improved as discussed earlier.

Our third-party software and hardware revenue and related gross margins continue to be highly variable based on the pricing and the third party products chosen by our customers. Negative margins can result after application of the residual method under SOP 97-2.
Hospitality Segment
Our overall hospitality gross margin was 52.5% for second quarter 2008, up from 47.3% for second quarter 2007. For second quarter year to date, our overall hospitality gross margin was 49.9 % in 2008, compared to 53.6% in 2007.
Our hospitality software license margin was 83.8% for second quarter 2008 compared to 94.5% for the comparable period in 2007. The main factor behind this margin decrease was higher costs in our APAC region. Our hospitality software license margin was 79.9% for second quarter year to date 2008, down from 85.7% for the same period in 2007, due primarily to the factors affecting second quarter 2008 and the large United States Navy contract recognized in first quarter 2007.
Hospitality maintenance and support margins were comparable at 57.9% and 56.4% for second quarter 2008 and 2007, respectively. For second quarter year to date, maintenance and support margin was 57.6% in 2008, down from 59.4% in 2007 due primarily to increased labor costs.
Our hospitality professional service margins have increased significantly as the utilization of our consulting resources has improved as discussed earlier. Hospitality professional services margin was 2.7% for second quarter 2008 compared to -24.3% for second quarter 2007, and, for the corresponding year to date periods, 7.5% in 2008 compared to -7.6% in 2007.
Our third-party software and hardware revenue and related gross margins continue to be highly variable based on pricing and the third party products chosen by our customers.
Operating Expenses and Operating Income (Loss). The following tables summarize operating expenses and operating income (loss) for second quarter and second quarter year to date 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008			2007
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Selling and marketing	$2,025	$2,943	$4,968	$2,593	$2,170	$4,763
Research and product development	1,674	2,412	4,086	1,879	1,974	3,853
General and administrative	2,256	3,315	5,571	2,589	2,741	5,330
Restructuring related charges	—	—	—	—	—	—

Total	$5,955	$8,670	$14,625	$7,061	$6,885	$13,946

Operating income (loss)	$1,699	$(2,497)	$(798)	$770	$(2,563)	$(1,793)

	Six Months Ended March 31,
	2008			2007
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Selling and marketing	$4,155	$5,765	$9,920	$5,441	$4,534	$9,975
Research and product development	3,282	4,563	7,845	3,416	3,759	7,175
General and administrative	4,480	6,401	10,881	5,008	5,511	10,519
Restructuring related charges	25	—	25	—	—	—

Total	$11,942	$16,729	$28,671	$13,865	$13,804	$27,669

Operating income (loss)	$3,998	$(6,031)	$(2,033)	$1,991	$(2,342)	$(351)

Selling and Marketing. Selling and marketing expense includes the salaries, incentive compensation, employee benefits, travel and overhead costs of our sales and marketing personnel, as well as trade show activities and other marketing costs. In total, selling and marketing expense increased 4.3% in second quarter 2008 from second quarter 2007. This increase was primarily due to increased expenses in our hospitality segment. For the second quarter year to date, these expenses were comparable in 2008 and 2007. The cost savings in our manufacturing software operations, from the restructuring in third quarter 2007, were offset by increased costs in our hospitality segment. As a percentage of revenues, selling and marketing expenses were 21.0% for second quarter 2008 compared to 22.2% in the comparable period of 2007, and, for the year to date periods, 21.6% in 2008 and 21.5% in 2007. For the full year 2008, we expect selling and marketing expenses to range from 19% to 21% of total revenue.
Research and Product Development. Research and product development expense includes salaries, employee benefits, related overhead costs and consulting fees associated with product development, enhancements, upgrades, testing, quality assurance and documentation. Research and product development expense increased 6.0% in second quarter 2008 from second quarter 2007, and increased 9.3% for the corresponding year to date periods. These increases were due in large part to our efforts to expand the scalability and stability of our hospitality products for larger, more complex customers. In second quarter 2008, we contracted with an outside development firm for work related to this effort. We expect total expense for this outside development to be approximately $1.2 million, of which $0.2 million was recorded in second quarter 2008. To help offset these increased costs, we are closely watching our overall company expenses in the second half of fiscal 2008. Research and development expense was 17.3% of total revenue for second quarter 2008 compared to 18.0% for second quarter 2007, and for the year to date periods, 17.1% in 2008 and 15.5% in 2007. Research and development expense is expected to be at the high end of the range of 15% to 17% of total revenue for the full year 2008.
General and Administrative. General and administrative expense includes the salaries, incentive compensation, employee benefits and related overhead costs of our finance, information technology, human resources and administrative employees, as well as legal and accounting expenses, consulting and contractor fees, and bad debt expense. These expenses increased 4.5% in second quarter 2008 compared to the same period in 2007 due primarily to charges recorded in second quarter 2008 for relocating our corporate offices in January 2008 of $0.2 million, for the remaining lease obligation on our former corporate location of $0.4 million, and additional bad debt expense of $0.6 million, which were slightly offset by cost savings in other areas. The $0.6 million related to our corporate office relocation and lease obligation was allocated across all expense categories. The $0.6 million of bad debt expense included a charge of $0.4 million related to a hospitality customer where, in April 2008, we mutually decided to end certain portions of our relationship that we had been working on for the past nine months. General and administrative expenses increased 3.4% for second quarter year to date 2008 from the comparable period in 2007 due to the factors impacting second quarter, which are described above, plus increased costs for Sarbanes-Oxley compliance and increased stock-based compensation expense, primarily in first quarter 2008. General and administrative expense was 23.6% of total revenue for second quarter 2008, compared to 24.9% for first quarter 2007, and for the year to date periods, 23.7% in 2008 and 22.7% in 2007. With continued focus on expense management and the expected growth in revenues, we expect general and administrative expenses to be approximately 21% of total revenues for the full year 2008.
Restructuring Related Charges. We restructured our manufacturing software operations in third quarter 2007 and we recorded a small amount of restructuring costs related to this action in the first quarter of 2008. We expect no further costs related to this restructuring in fiscal year 2008. Further information on our restructuring activities is presented in Note 6 to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Non-Operating Income and Expenses, Income Taxes and Preferred Stock Dividends. The following table summarizes non-operating income and expenses, income taxes and preferred stock dividends for second quarter and second quarter year to date 2008 and 2007 (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Interest expense	$(496)	$(472)	$(988)	$(944)
Other (expense) income, net	153	(89)	510	(40)
Provision for (benefit from) income taxes	(1,186)	457	(2,223)	973
Preferred stock dividends	(485)	(491)	(976)	(982)
Interest Expense. Interest expense for all periods presented was related to the outstanding indebtedness under our term loan and revolving credit facilities.
Other Income, Net. Other income, net is composed principally of interest income, the effect of foreign currency transaction gains and losses and other miscellaneous non-operating items. Other income in the second quarter and year to date periods of 2008 was primarily related to foreign currency transaction gains.
Provision for Income Taxes. We recorded a benefit from income taxes of approximately $1.2 million and $2.2 million for second quarter and year to date 2008, compared to a provision for income taxes of $0.5 million and $1.0 million for second quarter and year to date 2007. We record our interim provision for, or benefit from, income taxes based on our estimated annual effective tax rate for the year. Our tax provision or benefit is primarily related to U.S. alternative minimum taxes, and state and foreign income taxes, and is impacted by our net operating loss carry forwards and our ability to use them. As a result of these circumstances, and due to significant changes in our period to period results, we will be experiencing significant fluctuations in our effective tax rate and respective tax provisions or benefits over the next several quarters.
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
Prior to any changes in our overall assessment in the realizability of our fully reserved deferred tax assets, as discussed above, if we generate taxable income in the U.S. or certain other international jurisdictions and utilize pre-acquisition net operating loss carry forwards to offset this income, we will recognize income tax expense at the applicable statutory rate in our consolidated statement of operations, as the reduction in the related valuation allowance for these pre-acquisition net operating loss carry forwards will reduce goodwill rather than offset income tax expense. As discussed in Note 1 to Consolidated Financial Statements, when we adopt SFAS 141R in our fiscal year 2010, changes in deferred tax asset valuation allowances from a business combination after the measurement period will impact income tax expense and not goodwill. Due to the age of the respective net operating loss carry forwards, we first must use carry forwards related to our acquisition of MAI which we acquired in 2006 (see Note 2), followed by our carry forwards from Fourth Shift which we acquired in 2001. In particular, the MAI and Fourth Shift carry forwards both had a full valuation allowance against them at the time of acquisition, so the applicable purchase price was allocated to goodwill and not to net deferred tax assets.
Effective October 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) as required. The adoption did not have a material impact on our consolidated financial statements. Further information on the adoption of FIN 48 is presented in Note 7 to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Preferred Stock Dividends. Preferred stock dividends impact our net income (loss) available to common shareholders. We record cash dividends related to our Series C-1 and Series D Convertible Preferred Stock at a rate of 8% and these dividends are paid semi-annually. See Note 13 to Consolidated Financial Statements in our 2007 Annual Report on Form 10-K for a more detailed discussion of our preferred stock transactions. We currently expect that our preferred stock dividends will be approximately $0.5 million per quarter.

Liquidity and Capital Resources
Cash and Cash Equivalents. At March 31, 2008, we had $9.4 million of cash and cash equivalents, an increase of $0.7 million from September 30, 2007. Our most significant source of operating cash flows is generally derived from license, maintenance and professional services revenues. Our primary uses of cash from operating activities are for employee costs and third-party costs for services and facilities.
Working Capital Deficit. Our working capital deficit, defined as current assets less current liabilities, was $12.9 million at March 31, 2008 and September 30, 2007. The increases in cash, accounts receivable and other current assets were offset by the increases in short-term borrowings under our revolving loan, accrued expenses, deferred revenue and other current liabilities. The increase in deferred revenues was the result of adding certain large customers at the end of the quarter, which we will account for under the percentage of completion method of accounting, and also the result of a large portion of our maintenance renewals occurring in the first half of the calendar year. Our deferred revenue balance primarily represents our obligation to provide future maintenance services and is not a cash obligation.
Cash Flows from Operating Activities. We generated $2.6 million cash from operations for second quarter year to date 2008 compared to $2.1 million in the comparable period of 2007. Significant non-cash expenses for second quarter year to date 2008 included $1.6 million of amortization, $0.8 million of depreciation and $1.3 million of stock-based compensation, compared to $1.8 million, $0.8 million and $0.8 million, respectively, in the comparable period of 2007. The remaining cash used in or provided by operating activities was due primarily to changes in our working capital accounts as discussed above.
Cash Flows from Investing Activities. We used $0.5 million and $0.6 million of cash for investing activities for second quarter year to date 2008 and 2007, primarily for purchases of furniture, fixtures and equipment. In addition, we used $0.1 million to purchase intangible assets in first quarter 2008.
Cash Flows from Financing Activities. We used $1.2 million of cash for financing activities for second quarter year to date 2008, primarily for required dividends on our outstanding preferred stock and for repayments of long-term obligations, offset by cash provided by short-term borrowings. In second quarter year to date 2007, we used $0.8 million of cash for financing activities, primarily for dividends on our outstanding preferred stock.
Commitments and Capital Adequacy
As of March 31, 2008, our primary commitments are for leased office space and payments on our term loan and revolving credit facilities. We have no significant commitments for capital expenditures. A table showing our contractual obligations can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2007 Annual Report on Form 10-K.
In early December 2007, we signed an agreement to sublease our Minneapolis facility, whereby the new tenant will assume 80% of our current lease costs, and we will pay 20%, through January 2009 (the remaining lease term). We recorded a charge related to this sublease agreement of approximately $0.4 million in the second quarter of 2008. Concurrent with this agreement, we signed an agreement to lease a new headquarters facility beginning in January 2008. The new location in Minneapolis is approximately 28,000 square feet and we are taking over a sublease that extends through December 2010. These changes are not reflected in the table of contractual obligations mentioned above. There were no other significant changes to our contractual obligations during the six months ended March 31, 2008.
We believe that cash flows from operations together with our cash and cash equivalents and borrowing capacity under our revolving credit facility will be sufficient to meet our commitments and our cash requirements for at least the next twelve months. Nevertheless, our credit agreement requires us to satisfy specific financial and operational covenants. In particular, we are required to maintain, at the end of each calendar quarter, specified levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”) measured for the twelve months then ended. Effective February 11, 2008, we signed an amendment to our credit agreement which revised the minimum levels of EBITDA and permitted investments covenants that we needed to attain as of December 31, 2007 and the subsequent quarters going forward.  This requirement was $8.0 million at March 31, 2008 and our actual EBITDA calculated according to the agreement was $8.4 million. Future twelve month EBITDA requirements range from $11.2 million at June 30, 2008 to $12.0 million at December 31, 2008 and each quarter thereafter. We are also required to maintain a ratio of EBITDA less capital expenditures to fixed charges over the same twelve month periods ranging from 0.95 at March 31, 2008 to 1.1 at December 31, 2008 and thereafter.  We also have limitations on our capital expenditures, the amount of cash we can transfer outside the United States, and on our cash balances maintained outside the United States.
While we are currently in compliance with the covenants in our credit agreement, and expect to be in the future, we have been required to renegotiate debt agreements in the past when we expected that our operations would not satisfy the applicable covenants.  We cannot be certain that, if we were to violate the credit agreement in the future, the lender would be agreeable to renegotiation, and if they were not, we would be required to find alternative financing to repay the debt, or risk that the lender would seek to dispose of some or all of our assets to repay the debt.  We currently do not have arrangements for alternative financing, and if we were forced to obtain financing in a short period of time to avoid default, financing might not be available at all, or the terms of that financing might be very disadvantageous to us and to our stockholders.
Off-Balance Sheet Arrangements
As of March 31, 2008, we did not engage in any off-balance sheet arrangements as defined in Item 303 (a) (4) of Regulation S-K under the Securities Act of 1934, as amended, that have, or are likely to have, a material current or future effect on our consolidated financial position or results of operations.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.
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
Item 1A. Risk Factors
Our business is subject to a number of risks and uncertainties, which are discussed in detail in Part I, Item 1A of our 2007 Annual Report on Form 10-K. There were no material changes to our risk factors during the period covered by this Quarterly Report on Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Our Annual Meeting of Stockholders was held on February 19, 2008. There were 58,327,569 shares of our common stock entitled to vote at the meeting and a total of 47,764,446 shares (81.9%) were represented, by proxy or in person, at the meeting. Voting on the matters presented at the meeting was as follows:
1.	Election of Director Dann V. Angeloff: For 47,058,640, Withhold 705,699.

2.	Election of Director George H. Ellis: For 46,600,848, Withhold 1,163,491.

3.	Election of Director John Hunt: For 46,628,219, Withhold 1,136,120.

4.	Approval of an amendment to the 2001 Stock Incentive Plan to increase authorized shares by 1,500,000: For 23,317,649, Against 4,256,573, Abstain 6,432,927, Broker Non-Vote 13,757,190.
Item 5. Other Information
Not applicable.
Item 6. Exhibits
10.20	Fourth Amendment to Credit Agreement dated February 13, 2008

10.21	Amendment No. 1 to Severance Pay Agreements with Ralf Suerken, Steven VanTassel and Gregg Waldon Dated May 12, 2008

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Randal B. Tofteland

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Gregg A. Waldon

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SoftBrands, Inc.

Date: May 12, 2008	By:	/s/ GREGG A. WALDON Gregg A. Waldon
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)