Form 10-Q
period 2008-06-30
SoftBrands, Inc.
filed 2008-08-11
CIK 1311926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share	41,883,952
(Title of class)	(Outstanding at July 31, 2008)

SoftBrands, Inc.
Quarterly Report on Form 10-Q

PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements

SoftBrands, Inc.
Consolidated Balance Sheets

	June 30,	September 30,
(In thousands, except share and per share data)	2008	2007
	(Unaudited)	(See Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$12,022	$8,682
Accounts receivable, net	24,537	15,683
Prepaid expenses and other current assets	5,083	4,474

Total current assets	41,642	28,839
Furniture, fixtures and equipment, net	2,163	2,602
Goodwill	36,340	37,271
Intangible assets, net	5,133	7,433
Other long-term assets	487	439

Total assets	$85,765	$76,584

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term obligations	$3,439	$3,510
Revolving loan	7,115	1,585
Accounts payable	4,122	4,554
Accrued expenses	8,919	8,329
Accrued restructuring costs	273	423
Deferred revenue	26,643	21,015
Other current liabilities	2,704	2,354

Total current liabilities	53,215	41,770
Long-term obligations	13,510	16,082
Other long-term liabilities	687	832

Total liabilities	67,412	58,684

Commitments and contingencies
Stockholders’ equity:
Series A and undesignated preferred stock, $.01 par value; 10,647,973 shares authorized; no shares issued or outstanding	—	—
Series B convertible preferred stock, $.01 par value; 4,331,540 shares authorized, issued and outstanding; liquidation value of $4,591	5,068	5,068
Series C-1 convertible preferred stock, $.01 par value; 18,000 shares authorized, issued and outstanding; liquidation value of $18,000 plus unpaid dividends of $728 and $368, respectively	18,000	18,000
Series D convertible preferred stock, $.01 par value; 6,673 shares authorized, 6,000 shares issued and outstanding; liquidation value of $6,000 plus unpaid dividends of $242 and $123, respectively	5,051	5,051
Common stock, $.01 par value; 110,000,000 shares authorized; 41,883,952 and 41,391,043 shares issued and outstanding, respectively	419	414
Additional paid-in capital	174,370	174,009
Accumulated other comprehensive loss	(864)	(811)
Accumulated deficit	(183,691)	(183,831)

Total stockholders’ equity	18,353	17,900

Total liabilities and stockholders’ equity	$85,765	$76,584

The accompanying notes are an integral part of these consolidated financial statements.

SoftBrands, Inc.
Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Software licenses	$4,278	$4,274	$11,287	$12,607
Maintenance and support	14,360	14,431	41,437	41,670
Professional services	7,177	4,071	16,794	13,416
Third-party software and hardware	1,548	845	3,749	2,348

Total revenues	27,363	23,621	73,267	70,041

Cost of revenues:
Software licenses	499	904	1,677	2,133
Maintenance and support	3,907	4,058	12,063	12,157
Professional services	4,199	3,952	12,214	12,585
Third-party software and hardware	1,535	772	3,452	1,913

Total cost of revenues	10,140	9,686	29,406	28,788

Gross profit	17,223	13,935	43,861	41,253

Operating expenses:
Selling and marketing	4,578	5,341	14,498	15,316
Research and product development	4,305	3,399	12,150	10,574
General and administrative	4,556	4,989	15,437	15,508
Restructuring related charges	—	1,630	25	1,630

Total operating expenses	13,439	15,359	42,110	43,028

Operating income (loss)	3,784	(1,424)	1,751	(1,775)

Interest expense	(303)	(492)	(1,291)	(1,436)
Other income (expense), net	183	(118)	693	(158)

Income (loss) before provision for (benefit from) income taxes	3,664	(2,034)	1,153	(3,369)

Provision for (benefit from) income taxes	3,236	(387)	1,013	586

Net income (loss)	428	(1,647)	140	(3,955)

Preferred stock dividends	(485)	(485)	(1,461)	(1,467)

Net loss available to common shareholders	$(57)	$(2,132)	$(1,321)	$(5,422)

Basic and diluted loss per common share	$(0.00)	$(0.05)	$(0.03)	$(0.13)

Weighted-average common shares outstanding:
Basic and diluted	41,880	41,283	41,708	41,264

The accompanying notes are an integral part of these consolidated financial statements.

SoftBrands, Inc.
Consolidated Statements of Cash Flows

	Nine Months Ended June 30,
(In thousands)	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$140	$(3,955)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	1,013	197
Amortization	2,442	2,675
Depreciation	1,065	1,183
Stock-based compensation	1,706	1,276
Provision for doubtful accounts	775	43
Other	40	—
Change in operating assets and liabilities:
Accounts receivable	(9,600)	(8,556)
Prepaid expenses and other current assets	(609)	(1,196)
Accounts payable	(432)	589
Accrued expenses and restructuring costs	(40)	2,489
Deferred revenue	5,628	1,994
Other current liabilities	212	1,900
Other long-term assets and liabilities	(299)	441

Net cash provided by (used in) operating activities	2,041	(920)

Cash flows from investing activities:
Purchases of furniture, fixtures and equipment	(583)	(879)
Purchase of intangible assets	(129)	—
Change in restricted cash	63	(10)

Net cash used in investing activities	(649)	(889)

Cash flows from financing activities:
Short-term borrowings, net of repayments	5,530	921
Issuance of long-term obligations	—	22
Repayment of long-term obligations	(2,643)	(1,436)
Net proceeds from issuance of common stock from stock options	76	349
Preferred stock dividends paid	(981)	(871)

Net cash provided by (used in) financing activities	1,982	(1,015)

Effect of exchange rates on cash balances	(34)	507

Change in cash and cash equivalents	3,340	(2,317)
Cash and cash equivalents:
Beginning of period	8,682	14,520

End of period	$12,022	$12,203

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
Fiscal Periods
Our fiscal year is from October 1 to September 30. Unless otherwise stated, references herein to our third quarter and third quarter year-to-date relate to the three and nine month periods ended June 30. References to the years 2008 and 2007 relate to our fiscal years ended September 30, 2008 and 2007, respectively.
Liquidity
We have incurred losses before income taxes for several years, have negative working capital, due primarily to deferred revenue, and have a significant accumulated deficit. We believe that cash flows from operations together with our cash and cash equivalents and borrowing capacity under our revolving credit facility will be sufficient to meet our commitments and our cash requirements for at least the next twelve months. Our credit agreement requires us to satisfy specific financial and operational covenants, including the requirement to maintain, at the end of each calendar quarter, specified levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”) measured for the twelve months then ended. Effective February 11, 2008, we signed an amendment to our credit agreement which revised the minimum levels of EBITDA and permitted investments covenants that we needed to attain as of December 31, 2007 and the subsequent quarters. This minimum EBITDA requirement for the twelve months ended June 30, 2008 was $11.2 million. Future twelve month EBITDA requirements range from $11.75 million at September 30, 2008 to $12.0 million at December 31, 2008 and each quarter thereafter.
While we are currently in compliance with the covenants in our credit agreement, and expect to be in the future, we have been required to renegotiate debt agreements in the past when we expected that our operations would not satisfy the applicable covenants. We cannot be certain that, if we were to violate the credit agreement in the future, the lender would be agreeable to renegotiation. If they were not, we would be required to find alternative financing to repay the debt, or risk that the lender would seek to dispose of some or all of our assets to repay the debt. We currently do not have arrangements for alternative financing, and if we were forced to obtain financing in a short period of time to avoid default, financing might not be available, or the terms of that financing might be very disadvantageous to us and to our stockholders.

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
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties from a business combination after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008 (our 2010 fiscal year). With the adoption of SFAS 141(R), our accounting for future business combinations will change on a prospective basis beginning in the first quarter of fiscal 2010. In relation to previous acquisitions, the provisions of SFAS 141(R) will require any release of valuation allowance recorded through purchase accounting to be included in our consolidated statement of operations rather than as an adjustment to goodwill. This would have a favorable impact to our consolidated operating results.
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
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures regarding derivatives and hedging activities, including (a) the manner in which an entity uses derivative instruments, (b) the manner in which derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 (our second quarter of fiscal 2009). As SFAS 161 relates specifically to disclosures, it will have no impact on our consolidated financial condition, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 (our fiscal year 2010). We have not yet determined the impact, if any, of FSP 142-3 on our consolidated financial statements.
In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We have not yet determined the impact, if any, of SFAS 162 on our consolidated financial statements.
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
Note 3. Goodwill and Intangible Assets
Goodwill
The carrying amount of goodwill by reportable segment was as follows (in thousands):

	June 30,	September 30,
	2008	2007
Manufacturing	$21,423	$22,354
Hospitality	14,917	14,917

	$36,340	$37,271

The change in the carrying amount of goodwill was primarily the result of the utilization of pre-acquisition net operating loss carry forwards in our manufacturing segment for which a valuation allowance had been established in purchase accounting for our Fourth Shift acquisition in 2001.

Intangible Assets
Intangible assets were as follows (in thousands):

	June 30, 2008			September 30, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired technology	$21,257	$(20,857)	$400	$21,257	$(20,479)	$778
Capitalized software development	3,707	(2,733)	974	3,707	(1,976)	1,731
Consulting and non compete agreements	2,952	(1,997)	955	2,952	(1,290)	1,662
Customer relationships	2,700	(966)	1,734	2,700	(608)	2,092
Other	2,088	(1,018)	1,070	1,946	(776)	1,170

	$32,704	$(27,571)	$5,133	$32,562	$(25,129)	$7,433

Total amortization expense for intangible assets in 2008 was $0.8 million for the third quarter and $2.4 million for third quarter year-to-date. Total amortization expense for intangible assets in 2007 was $0.9 million for the third quarter and $2.7 million for third quarter year-to-date. Amortization of acquired technology and capitalized software development used for resale is recorded as cost of revenues related to software licenses.
The estimated future annual amortization expense for intangibles subject to amortization is as follows (in thousands):

Remainder of 2008	$798
2009	2,519
2010	736
2011	580
2012	500
Thereafter	—

$5,133

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
Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Cost of revenues	$38	$71	$199	$199
Operating expenses:
Selling, general and administrative	295	287	1,276	865
Research and product development	68	71	231	212

The activity for stock options was as follows:

		Weighted	Weighted-Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of Options	Exercise	Contractual	Value
	(in thousands)	Price	Life (Years)	(in thousands)
Outstanding, September 30, 2007	8,311	$2.20	5.1	$1,599
Granted	—
Exercised	(51)	1.50		20
Cancelled	(12)	1.73

Outstanding, June 30, 2008	8,248	2.21	4.4	—

Exercisable, June 30, 2008	8,057	2.22	4.3	—

The activity for restricted stock units and stock-settled stock appreciation rights was as follows:

	Restricted Stock Units		Stock Appreciation Rights
		Weighted		Weighted
	Non-Vested	Average	Number	Average
	Shares	Grant Date	of SARs	Grant Date
	(in thousands)	Fair Value	(in thousands)	Fair Value
Outstanding, September 30, 2007	1,231	$1.78	2,011	$0.96
Granted	776	1.85	991	0.75
Vested	(415)	1.85	—
Cancelled	(88)	1.80	(265)	1.01

Outstanding, June 30, 2008	1,504	1.80	2,737	0.94

At June 30, 2008, there was approximately $3.8 million, net of estimated forfeitures, of total unrecognized compensation expense related to stock-based arrangements granted under the 2001 Plan. This expense is expected to be recognized over a weighted-average period of approximately two years.
Note 5. Accrued Expenses
Accrued expenses were as follows (in thousands):

	June 30,	September 30,
	2008	2007
Accrued compensation and benefits	$3,331	$2,908
Accrued lease obligation	1,123	722
Accrued dividends on Series C-1 and Series D convertible preferred stock	971	491
Accrued sales taxes	902	668
Accrued professional services	233	396
Other	2,359	3,144

	$8,919	$8,329

Note 6. Restructuring Charges
A summary of our restructuring activities is as follows (in thousands):

	Employee
	Severance and	Lease
	Termination Costs	Commitments	Total
Balance, September 30, 2006	$371	$565	$936
Restructuring charges	1,705	—	1,705
Cash payments and other	(1,766)	(452)	(2,218)

Balance, September 30, 2007	310	113	423
Restructuring charges	12	13	25
Cash payments and other	(169)	(6)	(175)

Balance, June 30, 2008	$153	$120	$273

The impact of foreign currency translation, which was not significant for any period presented, is included with cash payments and other in the table above.
In fiscal year 2007, we recorded restructuring costs of $1.7 million, which consisted of employee termination costs, including severance and associated outplacement costs related to a restructuring of our manufacturing software operations. This restructuring plan is designed to improve the profitability and long-term growth prospects of our manufacturing segment. We identified 63 positions for elimination which were achieved through early retirement packages offered to employees, voluntary separations, and involuntary separations. This restructuring action was completed in first quarter 2008 when we recorded an additional charge for severance and lease related costs.
The restructuring accrual balances at September 30, 2006 were primarily related to a previous restructuring in our hospitality segment and to certain MAI acquisition related lease exit costs recorded in the fourth quarter of 2006. During 2007, we determined that certain of the acquisition related lease exit cost accruals were not necessary and they were reversed against the goodwill initially recorded for the respective restructuring. Other than payments, there have been no other significant changes to the September 30, 2006 restructuring accruals or related plans.
In conjunction with the acquisition of FourthShift Corporation in April 2001, we assumed accrued restructuring liabilities related to employee termination costs. At September 30, 2007, $0.2 million of this restructuring liability was remaining, and is required for special retirement-related benefits that we are obligated to pay for three former employees.
Additional information regarding our restructuring activities can be found in Note 5 to Consolidated Financial Statements in our 2007 Annual Report on Form 10-K.
Note 7. Income Taxes
We recorded a provision for income taxes of $3.2 million and $1.0 million, respectively, for third quarter and third quarter year-to-date 2008. We recorded a benefit from income taxes of $0.4 million for third quarter 2007 and a provision for income taxes of $0.6 million for third quarter year-to-date 2007. We record our interim provision for, or benefit from, income taxes based on our estimated annual effective tax rate for the year. Our tax provision or benefit is primarily related to U.S. alternative minimum taxes, and state and foreign income taxes, and is impacted by our net operating loss carry forwards and our ability to use them. As a result of these circumstances, and due to significant changes in our period to period results, we have experienced significant fluctuations in our effective tax rate and respective tax provisions or benefits over the past several quarters and expect such fluctuations to continue over the next several quarters.

During the process of reconciling our 2007 tax return to the 2007 tax provision, we identified a dividend from a foreign subsidiary that was not properly considered in our 2007 tax provision. As described below, we have pre- acquisition net operating loss carry forwards which have full valuation allowances. The 2007 foreign dividend resulted in additional net operating loss carry forward utilization, with an impact on goodwill and the tax provision. The fiscal year 2007 tax on the dividend of approximately $0.3 million was recorded in the three months ended June 30, 2008 as a discrete item, and does not impact the 2008 annual effective tax rate. We do not believe that this adjustment is quantitatively or qualitatively material to our results for the three and nine month periods ended June 30, 2008, our projected results for the current year or to any prior year earnings, earnings trends or financial statement line items. Accordingly, we have not adjusted any prior period amounts.
Based upon available evidence, there is uncertainty regarding our ability to realize our deferred tax assets and we have therefore recorded a full valuation allowance against the deferred tax assets in our consolidated financial statements. Based on our estimates for the remainder of 2008 and beyond, we believe the uncertainty regarding the ability to realize our deferred tax assets may diminish to the point where the recognition of our deferred tax assets may be warranted in the future. If we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be recorded in the period when such determination is made.
Prior to any changes in our overall assessment in the realizability of our fully reserved deferred tax assets, as discussed above, if we generate taxable income in the U.S. or certain other international jurisdictions, and utilize pre-acquisition net operating loss carry forwards to offset this income, we will recognize income tax expense at the applicable statutory rate in our consolidated statement of operations, as the reduction in the related valuation allowance for these pre-acquisition net operating loss carry forwards will reduce goodwill rather than offset income tax expense. As discussed in Note 1, when we adopt SFAS 141R in our fiscal year 2010, changes in deferred tax asset valuation allowances from a business combination after the measurement period will impact income tax expense and not goodwill. Due to the age of the respective net operating loss carry forwards, we first must use carry forwards related to our acquisition of MAI which we acquired in 2006 (see Note 2), followed by our carry forwards from Fourth Shift which we acquired in 2001. The MAI and Fourth Shift carry forwards both had a full valuation allowance against them at the time of acquisition, so the applicable purchase price was allocated to goodwill and not to net deferred tax assets.
Effective October 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) as required. The adoption did not have a material impact on our consolidated financial statements. At the adoption date, we had approximately $0.4 million of gross unrecognized tax benefits. If all of our unrecognized tax benefits were recognized, there would be no significant impact to our effective tax rate as the vast majority of our unrecognized tax benefits relate to pre-acquisition deferred tax assets with a full valuation allowance which, if realized, would reduce goodwill.
We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We are no longer subject to U.S. federal tax examinations for years before 2005. State jurisdictions that remain subject to examination range from 2004 to 2007. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.
We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At the adoption date of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the first three quarters of 2008.
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

	Three and Nine Months Ended
	June 30,
	2008	2007
Employee and non-employee stock options	8,904	8,806
Warrants	6,114	6,114
Restricted stock units	1,504	1,212
Stock-settled stock appreciation rights	2,737	1,936
Series B convertible preferred stock	4,332	4,332
Series C-1 convertible preferred stock	8,955	8,955
Series D convertible preferred stock	3,593	3,593

	36,139	34,948

Note 10. Comprehensive Income (Loss)
Comprehensive income, as defined by SFAS No. 130, Reporting Comprehensive Income, includes net income (loss) and items defined as other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on certain marketable securities. Total comprehensive income (loss) was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income (loss)	$428	$(1,647)	$140	$(3,955)
Foreign currency translation adjustments	(36)	381	(53)	411

Comprehensive income (loss)	$392	$(1,266)	$87	$(3,544)

Foreign currency translation adjustments were not adjusted for income taxes as substantially all translation adjustments relate to our non-U.S. subsidiaries, which are considered permanent investments. Accumulated other comprehensive loss, a separate component of stockholders’ equity on the consolidated balance sheets, was $0.9 million at June 30, 2008 and $0.8 million at September 30, 2007.

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
Financial information by segment is as follows (in thousands):

	Three Months Ended June 30,
	2008			2007
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Revenues	$12,463	$14,900	$27,363	$12,973	$10,648	$23,621
Operating income (loss)	2,708	1,076	3,784	462	(1,886)	(1,424)

	Nine Months Ended June 30,
	2008			2007
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Revenues	$36,939	$36,328	$73,267	$37,813	$32,228	$70,041
Operating income (loss)	6,706	(4,955)	1,751	2,453	(4,228)	(1,775)
Revenues by geographic location were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
United States	$17,670	$12,318	$45,006	$40,207
United Kingdom	4,086	4,827	12,712	14,302
Other	5,607	6,476	15,549	15,532

	$27,363	$23,621	$73,267	$70,041

Our long-lived assets by geographic location were as follows (in thousands):

	June 30,	September 30,
	2008	2007
United States	$1,039	$1,318
Other	1,124	1,284

	$2,163	$2,602

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

Fiscal Year
Our fiscal year is from October 1 to September 30. Unless otherwise stated, references to our third quarter and third quarter year-to-date relate to the three and nine month periods ended June 30. References to the years 2008 and 2007 relate to the fiscal years ended September 30, 2008 and 2007, respectively.
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
We discuss our accounting policies, estimates and disclosures in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to Consolidated Financial Statements of our 2007 Annual Report on Form 10-K, which you should read for a better understanding of our financial statements. There have been no significant changes to these items in the first three quarters of 2008.
Introduction and Overview
Our third quarter 2008 was the highest revenue quarter in our history. Our hospitality business experienced a significant increase in revenue for the second consecutive quarter, reflecting the impact of large group contracts which led to improved, and positive, operating results. While total manufacturing revenues declined slightly, the manufacturing business also produced improved and positive operating results.
We have begun to experience a lengthening of the sales cycle, especially in our manufacturing business, as customers are becoming more conservative due to uncertain economic conditions.
In our hospitality business, we are increasing spending on research and development above our original plan to improve the functionality, scalability and stability of our products for larger, more complex customers. While this investment has affected, and will continue to affect, our profitability in fiscal 2008, we believe it will help our future growth in the hotel group market.
As the hospitality projects for our customers become more complex and require more software development and customization, we expect that revenue from some of these contracts will be recognized on the percentage of completion basis in accordance with Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. This will primarily have the effect of recognizing software license revenue, and related expenses, on these larger hospitality projects over a longer period of time instead of up front at the time of delivery of the software and when all other software revenue recognition requirements have been met.

We have revised our revenue and operating profitability guidance for the full fiscal year 2008. We expect revenues of approximately $100 million and operating income of 4% to 5% of revenues. Our financial results continue to be highly variable from quarter to quarter, primarily based on the timing of large hospitality contracts and other matters. Achievement of these results will depend on a number of risks and matters beyond our control, including those risks identified in Part I, Item 1A of our 2007 Annual Report on Form 10-K.
Results of Operations
Revenues. The following tables summarize revenue by reportable segment and revenue type for third quarter and third quarter year-to-date 2008 and 2007 (dollars in thousands):

	Three Months Ended June 30,
	2008			2007
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Software licenses	$1,346	$2,932	$4,278	$1,786	$2,488	$4,274
Maintenance and support	7,873	6,487	14,360	8,522	5,909	14,431
Professional services	3,015	4,162	7,177	2,470	1,601	4,071
Third-party software and hardware	229	1,319	1,548	195	650	845

Total	$12,463	$14,900	$27,363	$12,973	$10,648	$23,621

	% Change
	Manufacturing	Hospitality	Total
Software licenses	-24.6%	17.8%	0.1%
Maintenance and support	-7.6%	9.8%	-0.5%
Professional services	22.1%	160.0%	76.3%
Third-party software and hardware	17.4%	102.9%	83.2%
Total	-3.9%	39.9%	15.8%

	Nine Months Ended June 30,
	2008			2007
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Software licenses	$4,077	$7,210	$11,287	$4,468	$8,139	$12,607
Maintenance and support	23,786	17,651	41,437	24,479	17,191	41,670
Professional services	8,588	8,206	16,794	8,276	5,140	13,416
Third-party software and hardware	488	3,261	3,749	590	1,758	2,348

Total	$36,939	$36,328	$73,267	$37,813	$32,228	$70,041

	% Change
	Manufacturing	Hospitality	Total
Software licenses	-8.8%	-11.4%	-10.5%
Maintenance and support	-2.8%	2.7%	-0.6%
Professional services	3.8%	59.6%	25.2%
Third-party software and hardware	-17.3%	85.5%	59.7%
Total	-2.3%	12.7%	4.6%

The following tables summarize revenue by geography for third quarter and third quarter year-to-date 2008 and 2007 (dollars in thousands):

	Three Months Ended June 30,
	2008			2007
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Americas	$7,659	$10,270	$17,929	$7,584	$5,015	$12,599
Europe, Middle East and Africa	3,243	2,103	5,346	3,545	2,490	6,035
Asia Pacific	1,561	2,527	4,088	1,844	3,143	4,987

Total	$12,463	$14,900	$27,363	$12,973	$10,648	$23,621

	% Change
	Manufacturing	Hospitality	Total
Americas	1.0%	104.8%	42.3%
Europe, Middle East and Africa	-8.5%	-15.5%	-11.4%
Asia Pacific	-15.3%	-19.6%	-18.0%
Total	-3.9%	39.9%	15.8%

	Nine Months Ended June 30,
	2008			2007
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Americas	$22,330	$23,506	$45,836	$21,976	$19,010	$40,986
Europe, Middle East and Africa	9,904	6,437	16,341	10,660	7,100	17,760
Asia Pacific	4,705	6,385	11,090	5,177	6,118	11,295

Total	$36,939	$36,328	$73,267	$37,813	$32,228	$70,041

	% Change
	Manufacturing	Hospitality	Total
Americas	1.6%	23.7%	11.8%
Europe, Middle East and Africa	-7.1%	-9.3%	-8.0%
Asia Pacific	-9.1%	4.4%	-1.8%
Total	-2.3%	12.7%	4.6%
Manufacturing Segment
In third quarter 2008, our total manufacturing revenues decreased $0.5 million, or 3.9%, from third quarter 2007 due primarily to lower manufacturing software license revenues. For third quarter year-to-date, our manufacturing revenues decreased $0.9 million, or 2.3%, as a result of lower manufacturing software license and maintenance and support revenues, somewhat offset by increased manufacturing professional services revenues in 2008 as compared to 2007. Manufacturing revenues were 45.5% of total consolidated revenues for third quarter 2008, compared to 54.9% for third quarter 2007, and 50.4% of total consolidated revenues for third quarter year-to-date 2008, compared to 54.0% for the same period in 2007. The decrease in percentage of total consolidated revenues was due to the significant increase in our hospitality revenues in 2008.

Software License Revenue. Our manufacturing software license revenues declined to $1.3 million for third quarter 2008 from $1.8 million for the comparable period in 2007. For third quarter year-to-date, our manufacturing software license revenues were $4.1 million in 2008, compared to $4.5 million in 2007. These decreases were the result of license fee declines in our base business not being offset by new license fees from our SAP related products. We continue to believe that our SAP large enterprise strategy has the potential to deliver significant license revenue in the future.
Maintenance and Support Revenue. Our maintenance and support revenue for manufacturing products decreased $0.6 million, or 7.6%, to $7.9 million for third quarter 2008 from $8.5 million for third quarter 2007. The prior year’s quarter benefited from changes in how we priced and bundled our maintenance and support renewal offerings and the timing of revenue recognition, making the decrease appear greater than it was. Third quarter 2008 manufacturing maintenance and support revenue was comparable to that of second quarter 2008. On a year-to-date basis, manufacturing maintenance and support revenue decreased $0.7 million, or 2.8%, to $23.8 million in 2008 from $24.5 million in 2007. While this level of decline is expected for our legacy manufacturing products, our customer retention continues to exceed 90% and we are adding new customers through sales of our Fourth Shift Edition products as we continue to focus on the SAP market. Our SAP business continues to increase on a quarter to quarter basis; however, it represents a small portion of our overall maintenance revenues and has not offset the attrition in our legacy business. We expect that revenue growth in the SAP business will offset our legacy revenue attrition late in fiscal 2009. The maintenance and support revenue stream, despite this attrition, continues to be strong for our business and provides a high degree of visibility and predictability in the near term.
Professional Services Revenue. Our professional services revenue for manufacturing products increased $0.5 million, or 22.1%, to $3.0 million for third quarter 2008 from $2.5 million for the same period in 2007. For third quarter year-to-date, professional services revenue increased $0.3 million, or 3.8%, to $8.6 million in 2008 from $8.3 million in 2007. These increases were the result of increased utilization of our consulting resources, particularly for SAP large enterprise projects in 2008. This revenue stream also provides a high degree of predictability in the near term, as the majority of our service revenue comes from contracts in place at the time we begin a given quarter.
Third-Party Software and Hardware Revenue. Our third party software and hardware revenue was comparable at $0.2 million for the third quarter of 2008 and 2007, while third quarter year-to-date revenue decreased to $0.5 million in 2008 from $0.6 million in 2007. Sales of third party products are typically done as a courtesy to provide full solutions to our customers. This is a more unpredictable stream of revenue and will fluctuate based on pricing and customer demand.
Revenue by Geography. Our geographic revenues for third quarter and third quarter year-to-date were both characterized by a small increase in our Americas region which was more than offset by declines in our EMEA and APAC regions. The Americas increases were due primarily to increased sales of our Fourth Shift Edition products. The declines in the EMEA and APAC regions were due to customer attrition. We expect to increase our sales in these regions in the future with new product releases that can be more easily localized for our customers.
Hospitality Segment
In third quarter 2008, our total hospitality revenues increased $4.3 million, or 39.9%, to $14.9 million from $10.6 million for third quarter 2007. This increase was the result of several large hospitality contracts secured in the second and third quarters of 2008, including Red Roof Inns, which is expected to be the largest customer in our company’s history. We currently have three ongoing contracts with Red Roof Inns which were over 40% complete at June 30, 2008. Total revenue from the Red Roof Inns contracts, including a fourth contract expected to be signed in late calendar year 2008, is anticipated to be approximately $15 million. On a year-to-date basis, total hospitality revenues increased $4.1 million, or 12.7%, to $36.3 million in 2008 from $32.2 million in 2007, again due to the large contracts mentioned earlier. We currently expect hospitality revenues to decline in fourth quarter 2008 from third quarter 2008 due to the application of percentage of completion accounting. As a percentage of total consolidated revenues, hospitality revenues were 54.5% for third quarter 2008, compared to 45.1% for third quarter 2007, and 49.6% for third quarter year-to-date 2008, compared to 46.0% for the same period in 2007.

Software License Revenue. Our hospitality software license revenue was $2.9 million for third quarter 2008, an increase of 17.8% from $2.5 million for third quarter 2007. This increase was primarily due to the revenue from the large contracts mentioned earlier. On a year-to-date basis, our hospitality software license revenue decreased 11.4% from $8.1 million in 2007 to $7.2 million in 2008 due primarily to the large United States Navy contract recognized in first quarter 2007, offset somewhat by the large contracts in 2008 mentioned earlier. This again demonstrates the variability that is occurring in our results as we continue to pursue larger hospitality contracts.
Maintenance and Support Revenue. Our maintenance and support revenues for hospitality products increased $0.6 million, or 9.8%, to $6.5 million for third quarter 2008 from $5.9 million for third quarter 2007. Similarly, these revenues increased $0.5 million, or 2.7%, to $17.7 million for third quarter year-to-date 2008 from $17.2 million for the comparable period in 2007. Large contracts and additional maintenance and support revenues from our new hospitality products also contributed to the increases.
Professional Services. Our hospitality professional services revenue increased significantly for both the third quarter and year-to-date periods. Professional services revenue was $4.2 million for third quarter 2008, an increase of $2.6 million, or 160.0%, from $1.6 million for third quarter 2007. On a year-to-date basis, professional services revenue was $8.2 million for 2008, an increase of 59.6% from $5.1 million for 2007. These increases were primarily the result of higher utilization of our consulting resources, as several large service projects began in the first quarter of 2008, as well as services related to the large contracts signed in the second and third quarters of 2008.
Third-Party Software and Hardware Revenue. Our third party software and hardware revenue increased $0.7 million and $1.5 million for third quarter and third quarter year-to-date 2008 from the comparable periods in 2007. This was primarily due to increased sales of our point of sale and customer relationship management products, as well as fulfilling a backlog of interface orders from prior periods. Sales of third party products represent a more unpredictable stream of revenue and will fluctuate based on pricing and customer demand.
Revenue by Geography. Our geographic revenues for third quarter and third quarter year-to-date were both characterized by a large increase in our Americas region, due primarily to the large contracts mentioned earlier. For third quarter 2008, the Americas increase was slightly offset by small declines in our EMEA and APAC regions. While revenues in the APAC region declined in third quarter 2008 from a very strong third quarter 2007, our APAC business is strong as third quarter year-to-date revenues have increased compared to the same period in 2007.
Gross Margin. The following tables summarize gross margin percentages by reportable segment and revenue type for third quarter and third quarter year-to-date 2008 and 2007:

	Three Months Ended June 30,
	2008			2007
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Software licenses	88.5%	88.2%	88.3%	88.6%	71.8%	78.8%
Maintenance and support	80.7%	63.2%	72.8%	78.6%	60.6%	71.9%
Professional services	23.9%	54.2%	41.5%	5.7%	-3.7%	3.0%
Third-party software and hardware	2.2%	0.6%	0.9%	-7.8%	13.5%	8.5%
Total	66.4%	60.1%	62.9%	64.8%	50.7%	59.0%

	Nine Months Ended June 30,
	2008			2007
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Software licenses	88.4%	83.3%	85.1%	86.0%	81.5%	83.1%
Maintenance and support	79.2%	59.7%	70.9%	78.6%	59.8%	70.8%
Professional services	21.4%	33.4%	27.3%	14.0%	-6.4%	6.2%
Third-party software and hardware	-12.9%	11.0%	7.9%	8.0%	22.0%	18.5%
Total	65.6%	54.1%	59.9%	64.2%	52.7%	58.9%

Manufacturing Segment
Our overall manufacturing gross margin was 66.4% for third quarter 2008, compared to 64.8% for the same period in 2007. For third quarter year-to-date, our overall manufacturing gross margin was 65.6% in 2008, compared to 64.2% in 2007.
Our manufacturing software license margin was 88.5% for third quarter 2008, comparable to 88.6% for third quarter 2007. Our manufacturing software license margin improved to 88.4% for third quarter year-to-date 2008 from 86.0% for the comparable period of 2007. Our cost of license revenue includes amortization of acquired software, amortization of capitalized costs for internally developed software, and costs for third-party software that is embedded into some of our products. A key factor in the improved gross margin on a year-to-date basis was the reduction in amortization expense as we completed amortization of some of our older software intangibles in 2007.
Manufacturing maintenance and support gross margin was 80.7% for third quarter 2008, a slight increase from 78.6% for third quarter 2007. On a year-to-date basis, manufacturing maintenance and support margin was 79.2% for 2008 and 78.6% for 2007. Effective January 1, 2008, our manufacturing support center was transitioned to Tianjin, China from Bangalore, India and, as a result, we anticipate continued improvement in maintenance margins.
Our manufacturing professional services gross margin increased to 23.9% for third quarter 2008 from 5.7% for the same period in 2007, and, for third quarter year-to-date, increased to 21.4% in 2008 from 14.0% in 2007. The margin on our manufacturing professional services has increased due to improved utilization of our consulting resources as discussed earlier.
Our third-party software and hardware revenue and related gross margins continue to be highly variable based on the pricing and the third party products chosen by our customers. Negative margins can result after application of the residual method under SOP 97-2.
Hospitality Segment
Our overall hospitality gross margin was 60.1% for third quarter 2008, up from 50.7% for third quarter 2007. For third quarter year-to-date, our overall hospitality gross margin was 54.1 % in 2008, compared to 52.7% in 2007.
Our hospitality software license margin was 88.2% for third quarter 2008 compared to 71.8% for the comparable period in 2007. The main factor behind this margin increase was primarily the large contracts mentioned earlier. Our hospitality software license margin was 83.3% for third quarter year-to-date 2008, a slight increase from 81.5% for the same period in 2007, due primarily to the factors affecting third quarter 2008.
Hospitality maintenance and support margins increased slightly to 63.2% for third quarter 2008 from 60.6% for third quarter 2007. For third quarter year-to-date, maintenance and support margin was comparable at 59.7% for 2008 and 59.8% for 2007.
Our hospitality professional service margins have increased significantly as the utilization of our consulting resources has improved. These margins have benefitted from the Red Roof Inns contracts and a higher level of funded development work. Hospitality professional services margin was 52.1% for third quarter 2008 compared to -3.7% for third quarter 2007, and, for the corresponding year-to-date periods, 30.1% in 2008 compared to -6.4% in 2007. We expect hospitality professional services margins to range from 30% to 35% over the next several quarters.
Our third-party software and hardware revenue and related gross margins continue to be highly variable based on pricing and the third party products chosen by our customers.

Operating Expenses and Operating Income (Loss). The following tables summarize operating expenses and operating income (loss) for third quarter and third quarter year-to-date 2008 and 2007 (in thousands):

	Three Months Ended June 30,
	2008			2007
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Selling and marketing	$2,077	$2,501	$4,578	$2,749	$2,592	$5,341
Research and product development	1,560	2,745	4,305	1,552	1,847	3,399
General and administrative	1,932	2,624	4,556	2,073	2,916	4,989
Restructuring related charges	—	—	—	1,630	—	1,630

Total	$5,569	$7,870	$13,439	$8,004	$7,355	$15,359

Operating income (loss)	$2,708	$1,076	$3,784	$462	$(1,886)	$(1,424)

	Nine Months Ended June 30,
	2008			2007
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Selling and marketing	$6,232	$8,266	$14,498	$8,190	$7,126	$15,316
Research and product development	4,842	7,308	12,150	4,968	5,606	10,574
General and administrative	6,412	9,025	15,437	7,081	8,427	15,508
Restructuring related charges	25	—	25	1,630	—	1,630

Total	$17,511	$24,599	$42,110	$21,869	$21,159	$43,028

Operating income (loss)	$6,706	$(4,955)	$1,751	$2,453	$(4,228)	$(1,775)

Selling and Marketing. Selling and marketing expense includes the salaries, incentive compensation, employee benefits, travel and overhead costs of our sales and marketing personnel, as well as trade show activities and other marketing costs. Consolidated selling and marketing expense decreased 14.3% for third quarter 2008 from third quarter 2007, and decreased 5.3% for third quarter year-to-date 2008 from the same period in 2007. These decreases were primarily due to cost savings. For the year-to-date period, these cost savings were offset by increased costs in our hospitality segment as we continue to pursue larger hospitality projects and broader geographic markets. As a percentage of consolidated revenues, selling and marketing expenses were 16.7% for third quarter 2008 compared to 22.6% in the comparable period of 2007, and, for the year-to-date periods, 19.8% in 2008 and 21.9% in 2007. For the full year 2008, we expect selling and marketing expenses to range from 19% to 21% of total revenues.
Research and Product Development. Research and product development expense includes salaries, employee benefits, related overhead costs and consulting fees associated with product development, enhancements, upgrades, testing, quality assurance and documentation. Consolidated research and product development expense increased 26.7% in third quarter 2008 from third quarter 2007, and increased 14.9% for the corresponding year-to-date periods. These increases were due in large part to our efforts to expand the functionality, scalability and stability of our hospitality products for larger, more complex customers. In second quarter 2008, we contracted with an outside development firm for work related to this effort. We expect total expense for this outside development to be approximately $1.2 million. To help offset these increased costs, we are closely watching our overall company expenses in the remainder of fiscal 2008. Research and development expense was 15.7% of total revenue for third quarter 2008 compared to 14.4% for third quarter 2007, and for the year-to-date periods, 16.6% in 2008 and 15.1% in 2007. Research and development expense is expected to be at the high end of the range of 15% to 17% of total revenues for the full year 2008.

General and Administrative. General and administrative expense includes the salaries, incentive compensation, employee benefits and related overhead costs of our finance, information technology, human resources and administrative employees, as well as legal and accounting expenses, consulting and contractor fees, and bad debt expense. Consolidated general and administrative expenses decreased 8.7% in third quarter 2008 compared to the same period in 2007 due primarily to reduced contractor expense and professional services fees. On a year-to-date basis, these expenses were comparable in 2008 and 2007, and the savings in third quarter were offset by certain expenses recorded in the first and second quarters of 2008. These expenses in the first and second quarters of 2008 included charges for relocating our corporate offices of $0.2 million, the remaining lease obligation on our former corporate location of $0.4 million, additional bad debt expense of $0.6 million and increased stock-based compensation expense. The $0.6 million related to our corporate office relocation and lease obligation was allocated across all expense categories. The $0.6 million of bad debt expense included a second quarter charge of $0.4 million related to a hospitality customer where, in April 2008, we mutually decided to end certain portions of our relationship. General and administrative expense was 16.7% of consolidated revenue for third quarter 2008, compared to 21.1% for third quarter 2007, and for the year-to-date periods, 21.1% in 2008 and 22.1% in 2007. With continued focus on expense management, we expect general and administrative expenses to be approximately 21% of total revenues for the full year 2008.
Restructuring Related Charges. We restructured our manufacturing software operations in third quarter 2007 and we recorded a small amount of additional restructuring costs related to this action in the first quarter of 2008. We expect no further costs related to this restructuring in fiscal year 2008. Further information on our restructuring activities is presented in Note 6 to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Non-Operating Income and Expenses, Income Taxes and Preferred Stock Dividends. The following table summarizes non-operating income and expenses, income taxes and preferred stock dividends for third quarter and third quarter year-to-date 2008 and 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest expense	$(303)	$(492)	$(1,291)	$(1,436)
Other income (expense), net	183	(118)	693	(158)
Provision for (benefit from) income taxes	3,236	(387)	1,013	586
Preferred stock dividends	(485)	(485)	(1,461)	(1,467)
Interest Expense. Interest expense for all periods presented was related to the outstanding indebtedness under our term loan and revolving credit facilities. The decreased interest expense in 2008 was the result of lower interest rates on a similar level of borrowings.
Other Income, Net. Other income, net is composed principally of interest income, the effect of foreign currency transaction gains and losses and other miscellaneous non-operating items. Other income in the third quarter and year-to-date periods of 2008 was primarily related to foreign currency transaction gains.
Provision for Income Taxes. We recorded a provision for income taxes of $3.2 million and $1.0 million, respectively, for third quarter and third quarter year-to-date 2008. We recorded a benefit from income taxes of $0.4 million and a provision for income taxes of $0.6 million for third quarter and third quarter year-to-date 2007. We record our interim provision for, or benefit from, income taxes based on our estimated annual effective tax rate for the year. Our tax provision or benefit is primarily related to U.S. alternative minimum taxes, and state and foreign income taxes, and is impacted by our net operating loss carry forwards and our ability to use them. As a result of these circumstances, and due to significant changes in our period to period results, we have experienced significant fluctuations in our effective tax rate and respective tax provisions or benefits over the past several quarters and expect such fluctuations to continue over the next several quarters.
Based upon available evidence, there is uncertainty regarding our ability to realize our deferred tax assets and we have therefore recorded a full valuation allowance against the deferred tax assets in our consolidated financial statements. Based on our estimates for the remainder of 2008 and beyond, we believe the uncertainty regarding the ability to realize our deferred tax assets may diminish to the point where the recognition of our deferred tax assets may be warranted in the future. If we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be recorded in the period when such determination is made.

Prior to any changes in our overall assessment in the realizability of our fully reserved deferred tax assets, as discussed above, if we generate taxable income in the U.S. or certain other international jurisdictions, and utilize pre-acquisition net operating loss carry forwards to offset this income, we will recognize income tax expense at the applicable statutory rate in our consolidated statement of operations, as the reduction in the related valuation allowance for these pre-acquisition net operating loss carry forwards will reduce goodwill rather than offset income tax expense. As discussed in Note 1 to Consolidated Financial Statements, when we adopt SFAS 141R in our fiscal year 2010, changes in deferred tax asset valuation allowances from a business combination after the measurement period will impact income tax expense and not goodwill. Due to the age of the respective net operating loss carry forwards, we first must use carry forwards related to our acquisition of MAI which we acquired in 2006 (see Note 2), followed by our carry forwards from Fourth Shift which we acquired in 2001. The MAI and Fourth Shift carry forwards both had a full valuation allowance against them at the time of acquisition, so the applicable purchase price was allocated to goodwill and not to net deferred tax assets.
Effective October 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) as required. The adoption did not have a material impact on our consolidated financial statements. Further information on the adoption of FIN 48 is presented in Note 7 to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Preferred Stock Dividends. Preferred stock dividends impact our net income (loss) available to common shareholders. We record cash dividends related to our Series C-1 and Series D Convertible Preferred Stock at a rate of 8% and these dividends are paid semi-annually. See Note 13 to Consolidated Financial Statements in our 2007 Annual Report on Form 10-K for a more detailed discussion of our preferred stock transactions. We currently expect that our preferred stock dividends will continue to be approximately $0.5 million per quarter.
Liquidity and Capital Resources
Cash and Cash Equivalents. At June 30, 2008, we had $12.0 million of cash and cash equivalents, an increase of $3.3 million from September 30, 2007. Our most significant source of operating cash flows is generally derived from license, maintenance and professional services revenues. Our primary uses of cash from operating activities are for employee costs and third-party costs for services and facilities.
Working Capital Deficit. Our working capital deficit, defined as current assets less current liabilities, was $11.6 million at June 30, 2008 and $12.9 million at September 30, 2007. The increases in cash, accounts receivable and other current assets were largely offset by the increases in short-term borrowings under our revolving loan, deferred revenue and other current liabilities. The increase in accounts receivable was the result of increased sales and an increase in certain past due accounts, primarily in our hospitality business. Our collections team continues to make progress in collecting on these past due accounts. The increase in deferred revenue was the result of adding certain large customers in 2008, which we will account for under the percentage of completion method of accounting, and also the result of a large portion of our maintenance renewals occurring in the first half of the calendar year. Our deferred revenue balance primarily represents our obligation to provide future maintenance services and is not a cash obligation.
Cash Flows from Operating Activities. We generated $2.0 million of cash from operations for third quarter year-to-date 2008 compared to $0.9 million of cash used in operations for the comparable period of 2007. Significant non-cash expenses for third quarter year-to-date 2008 included $2.4 million of amortization, $1.1 million of depreciation and $1.7 million of stock-based compensation, compared to $2.7 million, $1.2 million and $1.3 million, respectively, for the comparable period of 2007. The remaining cash used in or provided by operating activities was due primarily to changes in our working capital accounts as discussed above.
Cash Flows from Investing Activities. We used $0.6 million and $0.9 million of cash for investing activities for third quarter year-to-date 2008 and 2007, primarily for purchases of furniture, fixtures and equipment.

Cash Flows from Financing Activities. We received $2.0 million of cash from financing activities for third quarter year-to-date 2008, with $5.5 million from short term borrowings being somewhat offset by $2.6 million used for repayments of long-term obligations and $1.0 million used for dividends on our outstanding preferred stock. We used $1.0 million cash for financing activities for third quarter year-to-date 2007, with $1.4 million used for repayments of long-term obligations and $0.9 million for preferred stock dividends, being slightly offset by $1.0 million from short-term borrowings and $0.3 million from exercises of employee stock options.
Commitments and Capital Adequacy
As of June 30, 2008, our primary commitments are for leased office space and payments on our term loan and revolving credit facilities. We have no significant commitments for capital expenditures. A table showing our contractual obligations can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2007 Annual Report on Form 10-K.
In early December 2007, we signed an agreement to sublease our then current Minneapolis facility, whereby the new tenant assumed 80% of our current lease costs, and we will pay 20%, through January 2009 (the remaining lease term). We recorded a charge related to this sublease agreement of approximately $0.4 million in the second quarter of 2008. Concurrent with this agreement, we signed an agreement to lease a new headquarters facility beginning in January 2008. Our new Minneapolis location has approximately 28,000 square feet and we are taking over a sublease that extends through December 2010. These changes are not reflected in the table of contractual obligations mentioned above. There were no other significant changes to our contractual obligations during the nine months ended June 30, 2008.
We believe that cash flows from operations together with our cash and cash equivalents and borrowing capacity under our revolving credit facility will be sufficient to meet our commitments and our cash requirements for at least the next twelve months. Our credit agreement requires us to satisfy specific financial and operational covenants. In particular, we are required to maintain, at the end of each calendar quarter, specified levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”) measured for the twelve months then ended. Effective February 11, 2008, we signed an amendment to our credit agreement which revised the minimum levels of EBITDA and permitted investments covenants that we needed to attain as of December 31, 2007 and the subsequent quarters. This minimum EBITDA requirement for the twelve months ended June 30, 2008 was $11.2 million and our actual EBITDA calculated according to the agreement was $11.9 million. Future twelve month EBITDA requirements range from $11.75 million at September 30, 2008 to $12.0 million at December 31, 2008 and each quarter thereafter. We currently expect EBITDA of approximately $12.0 million for the twelve months ended September 30, 2008. Our EBITDA results have not equated to a similar increase in cash balances due to the increase in accounts receivable and payment requirements for our outstanding indebtedness and preferred stock dividends. We are also required to maintain a ratio of EBITDA less capital expenditures to fixed charges over the same twelve month periods ranging from 1.0 at June 30, 2008 to 1.1 at December 31, 2008 and thereafter. We also have limitations on our capital expenditures, the amount of cash we can transfer outside the United States, and on our cash balances maintained outside the United States.
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
Off-Balance Sheet Arrangements
As of June 30, 2008, we did not engage in any off-balance sheet arrangements as defined in Item 303 (a) (4) of Regulation S-K under the Securities Act of 1934, as amended, that have, or are likely to have, a material current or future effect on our consolidated financial position or results of operations.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION
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

SoftBrands, Inc.

Date: August 11, 2008	By:	/s/ GREGG A. WALDON Gregg A. Waldon
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)