Form 10-K
period 2008-09-30
SoftBrands, Inc.
filed 2008-12-10
CIK 1311926

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-32711

SoftBrands, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-2021446 (I.R.S. Employer Identification No.)
800 LaSalle Avenue, Suite 2100 Minneapolis, MN (Address of principal executive offices)	55402 (Zip Code)

(612) 851-1500
Registrant’s telephone number, including area code:
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, $.01 par value	NYSE Alternext

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of 15(d) of the Act.  Yes ☐     No ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $43,132,000.

The number of shares of the registrant’s common stock outstanding as of November 30, 2008 was 41,931,386.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 17, 2009 (the “2009 Proxy Statement”) are incorporated by reference in Part III of this Annual Report on Form 10-K.

SoftBrands, Inc.

2008 Annual Report on Form 10-K

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Our Annual Report on Form 10-K contains a number of statements about our future operations. We make statements regarding anticipated product introductions, changes in markets, customers and customer order rates, expenditures in research and development, growth in revenue, taxation levels, pricing, growth in our foreign operations and other statements not specifically identified, all of which represent our expectations and beliefs about future events. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar words and expressions.

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based only on the current beliefs and assumptions of our management and on information currently available to us and, therefore, they involve uncertainties and risks as to what may happen in the future. Accordingly, we cannot guarantee that our plans and expectations will be achieved. Our actual results, performance or achievements could be very different from and worse than those expressed in or implied by any forward-looking statement as a result of many known and unknown factors, many of which are beyond our ability to predict or control.

Our forward-looking statements speak only as of the date they are made and should not be relied upon as representing our plans and expectations as of any subsequent date. Although we may elect to update or revise forward-looking statements at some time in the future, we undertake no obligation to do so, even if our plans and expectations change.

PART I

ITEM 1.	BUSINESS

SoftBrands, Inc. provides enterprise software and related professional services to approximately 5,000 customers in more than 100 countries. We have established a worldwide infrastructure for distribution, development and support of enterprise software. We operate in two principal business segments: manufacturing software and hospitality software. Our integrated software suites provide the tools necessary for businesses in these sectors to enhance customer satisfaction and improve efficiency and profitability. Headquartered in Minneapolis, Minnesota, we have 770 employees and maintain office locations in the United States, Australia, China, Germany, Hong Kong, India, Indonesia, Malaysia, Mexico, Singapore, South Africa and the United Kingdom.

Recent Developments

The following are news and updates about our business in the past 12 months:

Manufacturing:

•	SoftBrands was named by SAP as the first “Extended Business Network Partner”, which will allow us to recruit our own SAP Business One/FourthShift Edition resellers. We expect this will result in larger revenue opportunities for our channel business.

•	We extended our relationship with SAP through its “Mega-channel” initiative. This includes a common strategy for small- to medium-sized sites of large enterprises, pursuing the sale of SAP-centric solutions at the plant level for large enterprises that run SAP solutions. SoftBrands is one of the first vendors to work with SAP on a joint market approach and strategy for this market segment.

•	SoftBrands entered into contracts with large SAP clients such as Philip Morris, VWR, Carrier and Respironics.

•	We introduced a new release of our FourthShift software, release 7.5, for our base business customers.

•	We completed the development of FourthShift Edition release 9.0, which is currently in beta rollout.

•	On December 4, 2008, we announced that Ralf Suerken, senior vice president and general manager, manufacturing, resigned his position effective immediately. Randy Tofteland, our chief executive officer, will serve as acting vice president of the manufacturing business.

Hospitality:

•	SoftBrands entered into a multi-phase project with Red Roof Inns to supply a full suite of hospitality technology products and services to the U.S.-based hotel brand.

•	We increased our R&D spending in the hospitality group over our original plans for fiscal 2008 to improve the functionality, scalability and stability of our Epitome and Core products to help ensure they meet the needs of more demanding group properties.

•	We appointed Jo-Ann (Jo) Masters senior vice president and general manager, Hospitality. She assumed the role from Steve VanTassel, effective October 1, 2008. Masters previously was vice president and general manager, SoftBrands Hospitality Americas. Masters brings a strong hospitality background to the position and extensive knowledge of the complexity of our global commercial business. Masters has been with SoftBrands since 2000, joining the company as general manager of Australia. She then assumed the role of general manager for all of Asia Pacific and in 2004 moved into global services and support. Masters was instrumental in implementing our Worldwide Support Center in Bangalore and the integration plan for the support function after the purchase of HIS in 2006.

In our Manufacturing business, in February 2008, SoftBrands won the “Solution Partner Sales Excellence Award for Revenue” at SAP’s 2008 Field Kick Off Meeting for its resellers. The “Solution Partner Sales Excellence Award for Revenue” honors the SAP value added reseller that generated the most revenue for SAP Business One in the Americas. SoftBrands was also named as a member of SAP’s “Top 10 Club,” honoring the past year’s resellers with the highest sales and custom additions for the year, with consideration given to customer satisfaction and the overall business relationship.

In fiscal 2008, we advanced our strategy to sell our FourthShift Edition for SAP Business One product into subsidiaries of large organizations running SAP solutions, such as SAP Business Suite in full or its components. We now have 16 large enterprise accounts, including seven key accounts that have the potential for expansion. We believe that we have the potential to expand our business to new divisions and higher numbers of facilities. New name large enterprise accounts that we added in the past 12 months include Philip Morris, VWR, Carrier and Respironics. In fiscal 2008, we signed a contract with Philip Morris International to provide our FourthShift Edition solution at 12 tobacco receiving stations. This contract is worth approximately $1.8 million over its term. In May 2008, SAP and SoftBrands entered into an enhanced business relationship to pursue sales to subsidiaries of large enterprises. SAP calls this its “Mega-channel” initiative. We are one of just a few participants with SAP in this effort. As a result of this new relationship, SAP is devoting dedicated internal resources and removing internal obstacles because they see it as a way to generate license revenue. We believe this new relationship is the result of our increased level of proven, satisfied customers and we are seeing organic demand for the Business One solution at SAP customers.

In August 2008, SoftBrands was named one of SAP’s first “Extended Business Network Partners” (EBNP). This will allow us to recruit our own SAP Business One/FourthShift Edition resellers — who will get SAP privileges because of their affiliation with us. These transactions will be for full licenses, including SAP Business One, and give us more control over the revenue stream. We are one of a handful of SAP resellers to achieve EBNP status. We think this will result in larger revenue opportunities for our channel business as we will be able to focus these resellers solely on FourthShift Edition opportunities.

HyperTec Systems, a computer electronics manufacturer based in Quebec, selected SoftBrands and our FourthShift Edition for SAP Business One solution. This 100-user agreement for FourthShift Edition for SAP Business One is one of the largest SAP Business One channel deals in North America. We feel that we have the ability to secure more of these larger seat channel deals because of support from SAP in the North American market for Business One deals of this size.

In June 2008, we introduced the new release of our FourthShift software — Release 7.5. This is an important release for our customer base, and it demonstrates our continued investment in our base manufacturing products and our commitment to our customers. This release includes a new business intelligence module and customer-driven enhancements. Though FourthShift is a mature product in a highly competitive marketplace, we continue to support and enhance it for existing customers. We believe this product has strong appeal for existing customers who are expanding their businesses.

In fiscal 2008, SoftBrands completed development of FourthShift Edition (FSE) Release 9.0. This release, which is currently in the beta stage, represents a significant milestone for us as it features completely new code. FSE Release 9.0 has significant enhancements and new features that will help SoftBrands increase its competitiveness and better address the needs of subsidiaries of large enterprises and channel opportunities in additional geographies.

In our Hospitality business, in May 2008, we announced an agreement with Red Roof Inns to provide them with a full suite of products for their 330 sites. This is a significant milestone for SoftBrands, as it gives us our first large U.S. “flagged” hotel chain and will be our largest deployment of our Epitome and Core products to date. It is expected to generate approximately $17 million in revenues and will make Red Roof Inns the largest customer in our history. Projects include developing a customized centralized accounts receivable functionality; implementations of central applications, including our Core central reservation system, Mosaik Business Intelligence and Mosaik CRM products; and implementation of our Epitome property management system.

In October 2008, we completed the deployment of our Epitome and Core solutions at U.S. Navy Lodges. We entered into this contract in fourth quarter fiscal 2007 to deploy enterprise software across Navy Lodges’ worldwide lodging operations, which are civilian-like hotel accommodations for U.S. Navy personnel.

In fiscal 2008, we significantly increased our investment in research and development for our Hospitality business to ensure we are meeting the needs of larger and more complex customers like Red Roof Inns. We worked to improve the functionality, scalability and stability of our Epitome and Core products to ensure they meet the needs of more demanding group properties. In addition to our internal development staff, we engaged a third party to assist us with this development effort. We also made key hiring decisions in product development, adding a vice president of development and new product managers, and we worked to enhance our project management capabilities to help ensure the success of our largest deployments.

In fiscal 2008, we introduced new versions of our key hospitality products. This included Core CRS Version 2.7, which features a re-engineered call center application, an improved waitlist management feature and improved room selling tools, and Epitome version 4.03, which features improved guest invoice management and user permissions, and customizations for our military client base. Our Medallion property management system was also enhanced to provide improved group handling and one of the first interfaces to the Best Western Golf Crown Club International loyalty program.

Manufacturing Software Operations

Our manufacturing business supports the enterprise information management needs of small- to mid-sized manufacturing companies and small- to mid-sized plants in large enterprise environments. As a result of the restructuring of this business in 2007, we have two distinct points of focus in this business segment: our base business, which is a key driver of our profitability, and our SAP-related business, which is designed to attract new customers and produce revenue growth. Our goal is to expand our SAP-centric products and services, thereby increasing our license and consulting revenue for this business. We have a combined manufacturing customer base of approximately 1,750 worldwide.

Our manufacturing software business contributed $49.5 million, or 50.1% of our consolidated revenues in fiscal 2008 and $50.3 million, or 53.9% of our consolidated revenue in fiscal 2007. Additional financial information about our manufacturing business segment can be found in Note 11 to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Products

We offer ERP software, consulting, implementation, installation and ongoing support to manufacturing customers worldwide. Our principal products include FourthShift Edition for SAP Business One, FourthShift Edition PPS, FourthShift, Evolution and Infra:Net.

Our primary products for manufacturing are as follows:

•	FourthShift Edition for SAP Business One, combines strong manufacturing functionality developed by SoftBrands with the strength and security of SAP, a worldwide leader in business software solutions. FourthShift Edition provides small and mid-sized companies with an affordable, easy to use solution that helps independent manufacturers and subsidiaries of large organizations to standardize on SAP-centric solutions. SoftBrands offers FourthShift Edition solutions to address the needs of manufacturers in the food and beverage, consumer packaged goods, chemicals, life sciences, metal fabrication and electronics industries. This product was introduced in April 2005. SoftBrands is a global independent software vendor of SAP. FourthShift Edition is currently available in North America, Europe, Africa and the Asia Pacific regions.

FourthShift Edition for SAP Business One enables companies to streamline their operational and managerial processes. The solution is designed to be implemented quickly in a small or mid-sized business, or in an individual plant or division of a larger enterprise, without the extensive custom design and implementation consulting that might be required for a system targeted for sale to larger enterprises. Using FourthShift Edition for SAP Business One, customers are able to access real-time information through a single system containing financial, customer relationship management, manufacturing and management control capabilities. The product is based on flexible, open technology to make it possible for companies to change and adapt as their business grows.

•	FourthShift Edition PPS is a manufacturing software system designed for custom and discrete manufacturers to help customers reduce process complexity and increase production efficiency. FourthShift Edition PPS, based on SAP Business One, helps manage capacity planning, scheduling and shop floor resources. This is an OEM product that is currently available in the European market.

•	FourthShift is an enterprise software solution for mid-sized manufacturers, designed to improve the quality, efficiency and speed of manufacturing supply chains, global manufacturing and marketing operations, and strategic and tactical business decisions. FourthShift’s extended ERP suite facilitates critical business functions, including manufacturing, operations, financials, workflow, e-business, and customer and supplier relationship management. FourthShift software, which is built on a Microsoft platform, is used by approximately 1,200 customers worldwide and is translated into more than a dozen languages. Since FourthShift software was introduced in 1985, we have shipped more than 4,000 systems. We offer our customers more than 50 FourthShift modules that we have developed, as well as companion modules that we distribute on behalf of third parties, which may be licensed individually or in combination.

•	Evolution is an ERP system serving the manufacturing and distribution markets. It is particularly suited for environments with complex or specialty business processes that cannot normally be managed with off-the-shelf systems. Introduced in 1986, Evolution is currently used worldwide in approximately 200 locations. It uses business process management (“BPM”) tools to model, design, configure and implement customers’ unique functional requirements, which allow customers to tailor the application without modifying underlying source code. The Evolution application is a “platform neutral” application, which means that it is available on all common enterprise platforms, including:

•	Database platform — support for Oracle, Informix and Microsoft SQL database engines;

•	Server platform — support for HP-UX, Solaris, IBM AIX and Microsoft 2003 Windows Server; and

•	Interface — runs in a “zero client” mode where any browser-enabled device can access and work with the Evolution applications.

•	Infra:Net, a product we acquired with the purchase of the Infra business in October 2005, is a production planning system for small to medium-sized manufacturers in the German, Swiss and Austrian markets. It primarily focuses on discrete, make-to-order manufacturers and is serviced both directly by SoftBrands and through a network of channel resellers.

Sales of new licenses for our manufacturing software products totaled $5.8 million, or 11.7% of our manufacturing revenues in fiscal 2008 and $6.0 million, or 11.8% of our manufacturing revenues in fiscal 2007.

Customer Support and Professional Services

We generate substantial recurring revenue by providing software support services to our customers. The maintenance and support we provide is valuable to our customers. We experience high annual retention rates for support services because customers have a strong desire to receive updates and assistance for their operational systems. We are also exploring ways to make our customer service offerings more efficient and identifying ways to align service levels to common industry practices such as electronic support for less critical incidents and use of online problem-solving tools. We also generate revenue through a variety of manufacturing professional services offerings, including training, implementation and consulting services.

We offer our manufacturing customers the following services:

•	Support Services, our software maintenance and support service, is our primary service offering for manufacturing software customers. Our customers generally pay an annual fee based on the current list price of the software modules they license. Included in this annual contract are:

•	unspecified new software releases containing customer-requested enhancements and new technology that enables our customers to improve their service and operational efficiencies;

•	service packs and interim service releases containing customer enhancements and updated documentation and code;

•	unlimited, prioritized telephone support for FourthShift customers with access to industry and product experts on service customer questions or issues;

•	technical publications for FourthShift customers providing information on utilizing the application to streamline their business;

•	online, real time support sessions providing instructions on resolving technical issues or answers to specific questions;

•	access to a web-enabled knowledge base for answers to commonly-asked questions anytime, anywhere;

•	access to a web-enabled global customer service system where customers can issue service requests, interact with support consultants, and update information until they have received a solution; and

•	access to a web-enabled message board where FourthShift customers can collaborate and share knowledge on industry specific use of their mission critical application.

More than 90% of our manufacturing software customers renew their contracts annually. The number of customers purchasing these contracts has declined in the past several years in the United States due to normal customer attrition and lower sales of new licenses for the FourthShift product. Despite the lower number of customers under these agreements, we have been able to keep support service revenues from manufacturing customers relatively even over the past three years due to incremental revenue from new service offerings like remote system administration and hosting, and price increases. In addition, we are adding new customers on support through new sales of our FourthShift Edition product.

•	Remote System Administration and Hosting are service offerings where our personnel remotely manage and monitor the ERP application on a client’s network system or host the server in a secure location.

This allows our customer’s IT staff to focus on strategic issues instead of routine system maintenance. This service is currently offered in the United States, the United Kingdom and China.

•	Remote Upgrade Service eliminates the need for onsite upgrades, providing enhanced service for customers at a lower cost.

•	Database Services are provided upon customer request, and range from providing database reconstruction, where customer databases have been destroyed without sufficient backups, to general ledger reorganization, based on new financial reporting requirements.

•	Training and Consulting Services include web-based, classroom, customer onsite and computer-based training and other consulting services for our manufacturing software customers. We also have pre-recorded, web-based lessons addressing “how to use” questions.

We host annual user conferences for FourthShift customers (called FourthShift XChange), monitor our service with continuous satisfaction snapshots and use experienced support consultants to enhance and differentiate our service offerings. Our regional support consultants are domain experts and receive continuous training on new software releases and interim service releases prior to distribution to our customers. They also receive training on customer relationship skills to adapt to our customers’ behavior style to help solve service requests efficiently and provide a positive experience for our customers. We continuously review the quality of service our customers experience by sending real-time surveys to them. In addition, our customers can request a service manager call with a “click of a button” on the quality survey. We consistently get high quality of service ratings from our customers and receive numerous positive customer quotes on our support consultants.

It is our objective to increase our service revenue per customer by selling newly developed services to existing customers in the Americas; offering Business Process Management consulting to existing customers; and providing implementation, consulting and training services to FourthShift Edition for SAP Business One customers either directly or through our channel partner network.

Revenue from customer support and professional services related to our manufacturing software products totaled $43.0 million, or 86.9% of our manufacturing revenues in fiscal 2008 and $43.5 million, or 86.5% of our manufacturing revenues in fiscal 2007.

Office Locations

We maintain the following principal offices for our manufacturing operations:

Location	Functions

Minneapolis, Minnesota	Headquarters for our Americas business. Marketing, sales, development, quality assurance, professional services, customer support and administrative functions.
Bangalore, India	Marketing, sales, specialized support for select customers and commercial operations for our Indian customers.
Reading, United Kingdom	Headquarters for our Europe, Middle East and Africa (“EMEA”) business. Marketing, sales, professional services and customer support functions.
Tianjin, China	Headquarters for our Asia-Pacific (“APAC”) business. Marketing, sales, development, professional services and customer support functions.

We have customer service hubs in Blackburn, United Kingdom; Konstanz, Germany; Mantua, New Jersey; and Johannesburg, South Africa. We also have sales offices in Leonberg, Germany; Singapore; Shanghai, Beijing and Guangzhou, China; Johannesburg, South Africa; and Mexico City, Mexico.

Sales and Marketing

We distribute our manufacturing software and services through a combination of direct sales and channel resellers. We sell FourthShift Edition through channel resellers when selling to small and medium enterprises, while maintaining a direct sales force for large enterprises. We have contracts with approximately 70 channel resellers worldwide. These resellers receive training and are becoming more knowledgeable about the FourthShift Edition product, which is resulting in a stronger pipeline of sales opportunities and an increased volume of transactions, and larger value transactions, that we are completing through channel resellers, particularly in the U.S. market. We are investing more resources and expanding our direct sales force for FourthShift Edition aimed at subsidiaries of large enterprises that are in need of an SAP-centric solution at the plant level. In addition, we have begun to provide implementation services for SAP Business One customers in the small- to medium-sized company segment. We sell FourthShift products and consulting services through account managers and client partners.

The following table summarizes the principal means of distribution for our manufacturing products:

Product	Distribution

FourthShift Edition for SAP Business One	Channel resellers in the United States, Canada, EMEA and APAC. Direct sales for subsidiaries of large enterprises worldwide.
FourthShift Edition PPS	Channel resellers in Europe.
FourthShift	Direct sales in the United States, Canada, EMEA and China. Channel resellers in Europe, Japan, Taiwan, Malaysia, Australia and Brazil.
Evolution	Direct sales in the United States, Canada and APAC. Direct sales and one primary channel reseller in EMEA.
Infra:NET	Direct sales and channel resellers in Germany, Switzerland and Austria.

We continue to increase the amount of sales and marketing resources devoted to our SAP Products business and FourthShift Edition for SAP Business One. Key marketing activities include demand creation programs, sales support materials for large enterprise prospects and channel resellers, and public relations for SAP products.

Markets

Our manufacturing customers are concentrated in the following industries: life sciences, machinery, chemical and plastics, food and beverage, consumer products and electronics. We currently have approximately 1,750 manufacturing customers worldwide. No single customer has accounted for more than 10% of our consolidated revenue during any of the past two fiscal years. We believe that FourthShift Edition for SAP Business One provides small and mid-size businesses, as well as divisions of multinational corporations, with a highly competitive and comprehensive solution to manage a variety of manufacturing processes. It can also replace outdated legacy systems and manual processes, and therefore represents a strong growth opportunity in the United States, EMEA and APAC. The manufacturing sector in China is growing rapidly, and we believe we are well positioned to capitalize on this growth as we have had a presence in China since 1989. In fiscal 2006, we made FourthShift Edition for SAP Business One available in China.

Research and Development

Our staff of computer engineers and programmers in our manufacturing software business is divided into two departments, focused on either supporting our base business products or our newer SAP-related products business. Our manufacturing development locations are as follows:

Product	Development Locations

FourthShift Edition for SAP Business One	Minneapolis, Minnesota and Tianjin, China
FourthShift Edition PPS	Barr, Switzerland
FourthShift	Minneapolis, Minnesota and Tianjin, China
Evolution	Blackburn, United Kingdom and Noida, India
Infra:NET	Leonberg, Germany

We are currently devoting substantial efforts to enhance the functionality of FourthShift Edition for SAP Business One. Our FourthShift and Infra:NET development teams focus on maintaining and enhancing our existing software solutions and developing new functionality that our customers have indicated they desire to meet their key business needs.

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

Key competitors for FourthShift and FourthShift Edition for SAP Business One include Epicor Software Corporation; QAD, Inc.; SYSPRO Impact Software, Inc.; Microsoft Corporation; Oracle Corporation; Consona Corporation; and Infor Global Solutions. Our Evolution product competes with vendors of financial and enterprise management products from a number of suppliers including QAD, Inc.; Oracle Corporation; Industrial and Financial Systems, IFS AB; Lawson Software, Inc; and Glovia International.

Hospitality Software Operations

Our Hospitality business supports the enterprise information management needs of hotels and resorts. Our goal is to provide full-featured, Internet-native property management system (PMS) and central reservation system (CRS) products. We further differentiate our offerings through the investment we make in worldwide customer support and our initiatives to leverage the expertise of third parties in providing related integrated solutions such as golf, spa and point of sale offerings. In addition to offering solutions that help hotels manage their operations efficiently, we are focusing on developing tools to drive demand into hotels through improved central reservation systems, distribution capabilities, web booking engines and customer relationship management and sales force automation capabilities.

Our hospitality software business contributed $49.2 million, or 49.9% of our consolidated revenues in fiscal 2008 and $43.0 million, or 46.1% of our consolidated revenues in fiscal 2007. Additional financial information about our hospitality business segment can be found in Note 11 to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Products

We provide property management systems and central reservation systems to hotels and resorts. Our primary property management systems are Epitome and Medallion. In addition, we offer the PORTfolio property management system primarily in the United Kingdom and Ireland. Our Core central reservation system helps optimize reservation processing, channel management, rate management and business operations for hotel groups and chains. Our Karyon service provides reservation management, web booking engine and access to the electronic global distribution systems for independent and group hotels. We also sell, install and support third-party business applications in key areas such as customer relationship management (CRM), point of sale and spa and golf management.

Our primary products and services for hospitality are as follows:

•	Core is a central reservation system that offers complete central reservations, channel management and call center management capabilities. The system provides an agent-oriented application that features efficient retrieval of rates, availability and guest related information to support the fast-paced reservation data capture process. Core integrates central reservations, channel management, a reservation portal and consolidated profile management. Core is an internet-native application. It provides hotels with a collaborative environment where all users can interact effectively and share rate and inventory information on a real-time basis.

•	Epitome is a full-featured property management system for independent hotels, hotel groups and chains built on the Microsoft .NET platform. This property management system provides a complete system for the management of multi-property lodging operations worldwide. Epitome helps hoteliers increase operational efficiency, improve guest loyalty, maximize yield and increase profitability. Epitome offers comprehensive functionality for the management of rates, inventory and recognition and reward programs with sophisticated revenue and taxation capabilities, multiple currency and language options, and multi-property integration of availability, itineraries and accounting.

•	Karyon is a service that offers independent hotels real-time connectivity to online sources of hotel reservations, such as the Global Distribution System (“GDS”) and thousands of online travel sites. It also provides Web booking capabilities and white-label central reservation office services.

•	Medallion is a property management system designed primarily for small independent hotels. Medallion helps hotels maximize room occupancy and revenue per available room. It features an easy to use single-screen approach to property management, which is designed for hotel staff that has little time for training. The product includes features such as seasonal rate structures, family reservations, travel agent allotments and charge routing. Medallion is available in multiple languages. There are approximately 1,000 installations of Medallion worldwide.

•	Mosaik BI is a sophisticated business intelligence offering that improves hoteliers’ ability to analyze and improve the performance of their hotels on both a property-by-property and cross-property basis. It gathers detailed data from multiple property management systems, organizes it and presents it for analysis using both structured and ad hoc approaches. In addition to allowing hoteliers to gain insight into their performance against common industry metrics such as revenue per available room, Mosaik BI offers more sophisticated analytics enabling comparison of such things as the pace of bookings across time.

•	PORTfolio property management system is an enterprise application designed for single and multi-property hotels and resorts in the United Kingdom and Ireland. This feature-rich system incorporates sophisticated graphics and touch-screen capability to easily manage reservations, rates and guest profiles. PORTfolio provides central reservations, centralized guest and company history, data warehousing, a sales ledger and a virtual tour feature — all easily operated by hotel staff.

Sales of new licenses for our hospitality software products totaled $9.6 million, or 19.5% of our hospitality revenues in fiscal 2008 and $11.2 million, or 26.0% of our hospitality revenues in fiscal 2007.

We also offer business applications from third parties that integrate with our current property management systems offerings, including applications for spa, food and beverage, golf, condominium accounting, customer relationship management and point of sale. With each of these offerings, we provide installation services and level 1 and level 2 customer support. The applications include Mosaik CRM, introduced in September 2007 that offers centralized profile management, campaign management, sales force automation and loyalty program administration capabilities, as well as Emerald Food & Beverage, Emerald Golf and Emerald Spa.

Our ability to integrate our products with other vendors’ applications is essential to our competitiveness. In fiscal 2008, we delivered new interfaces to leading suppliers of central reservation services, sales and catering systems, credit card payment processing and revenue management applications. We are an active supporter of industry initiatives to standardize these types of interfaces.

Customer Support and Professional Services

We provide customer support for our hospitality customers from locations in the United States, India, Malaysia, Indonesia, United Kingdom, China, Hong Kong, Singapore, South Africa and Australia. We have developed a worldwide customer support center in Bangalore, India that provides first-line customer support for hospitality clients on a 24/7 basis.

We offer a standardized customer support program for all of our hospitality products. This is a comprehensive, fee-based program designed to help customers obtain the maximum benefit from their business management software. We charge customers an annual fee for support. We offer our hospitality customers the following:

•	unspecified new software releases containing customer-requested enhancements and new technology that enables our customers to improve their service and operational efficiencies;

•	service packs and interim service releases containing customer enhancements and updated documentation and code;

•	live support staff via our support centers, available around the clock;

•	the option to contact support online, by email, telephone or fax;

•	access to our management team to escalate any issues;

•	regular customer surveys with manager call back;

•	an online customer center, which is a self-service website that includes a knowledge center that outlines common system problems and their resolutions, procedures, manuals and reporting information. It also includes a support incident system where customers can log and view support calls online;

•	remote support sessions via online meetings; and

•	software updates and newsletters.

A large portion of our hospitality revenue has historically been derived from maintenance of legacy software systems. Legacy software systems include LANmark and IGS Hotel, which operate in a multitasking DOS environment; Epitome for iSeries and Epitome for Unix; and RIO, a spa management solution. We have announced our intent to discontinue providing standard support services for some of our legacy applications over the course of 2009. The decision to discontinue support was based on the outmoded underlying technology platforms used by many of our legacy products and the increasing likelihood that we would not be able to provide support for important industry standards as they continue to evolve. The timing of this announcement was intended to provide customers with reasonable advance notice to allow them to budget for the costs associated with implementing newer products, if they choose to do so. We intend to work with our customers to make it advantageous to migrate to our current offerings whenever possible.

We offer the following additional services to our hospitality customers:

•	Installation and Training. In order to make getting started with our products as easy as possible for our customers, we provide project management, project organization and definition, system installation, customer training, go-live support and post-installation reviews. These services are provided by our certified consultants or certified resellers.

•	System Optimization and Consulting. Our software engineers work with installed customers to optimize their installations to meet changing needs, including procedural reviews, system tuning, interface development and certification, version upgrades and report customization.

Customer support and professional services related to our hospitality software products contributed revenue of $35.2 million, or 71.6% of our hospitality revenues in fiscal 2008 and $29.5 million, or 68.6% of our hospitality revenues in fiscal 2007.

Office Locations

We maintain the following principal offices for our hospitality operations:

Location	Functions

Lake Forest, California	Headquarters for our Americas business. Marketing, sales, product development, quality assurance, professional services and customer support functions.
Wichita, Kansas	Development, quality assurance, professional services and customer support functions.
Bangalore, India	Marketing, professional services, development, sales, quality assurance and customer support functions.
Kuala Lumpur, Malaysia	Development, sales and customer support
Reading, United Kingdom	Headquarters for our EMEA business. Marketing, sales, quality assurance, professional services and customer support functions.
Singapore	Headquarters for our APAC business. Marketing, sales, product development, quality assurance and customer support functions.
Beijing, China	Customer support, professional services and sales functions.

We also have sales offices in Guangzhou and Shanghai, China; Hong Kong; Bangkok, Thailand (through a joint venture company); Jakarta, Indonesia; New South Wales, Australia; and Johannesburg, South Africa, as well as distributors worldwide.

Sales and Marketing

We distribute our hospitality products through a worldwide direct sales organization and a reseller channel. We currently have contracts with approximately 17 channel partners. The following table summarizes the principal means of distribution for our hospitality products:

Product	Distribution

Epitome	Direct sales in the United States, EMEA and APAC. Channel reseller supported.
Medallion	Direct sales in the United States, EMEA and APAC. Channel reseller supported.
Core	Direct sales in the United States, EMEA and APAC. Channel reseller supported.
Karyon	Direct sales primarily in the United States and Europe. Channel reseller supported.
PORTfolio	Direct sales primarily in the United Kingdom and Ireland.

Marketing for the hospitality business is managed globally but driven regionally through dedicated managers in each of the Americas, EMEA and APAC regions. Our marketing staff works closely with the direct sales force in each region to customize strategies for driving leads and brand awareness. Strategies include trade shows, traditional print advertising, e-based marketing, public relations and event marketing. In addition, our marketing staff works with the regional support and service teams to help drive incremental sales, upgrades and services to our active customer base.

Customer Base

Our hospitality customer base includes approximately 3,800 properties. We believe organic growth in the hospitality customer base will come from both independent and group hotels, with the majority of revenue growth driven by sales to the group hotel market. We also have an increasing presence in the government market, including the U.S. Navy and U.S. Air Force.

Markets

Our primary hospitality customers include group, chain and independent hotels. No single customer has accounted for more than 10% of our consolidated revenue during any of the past three fiscal years. The Epitome product is our leading property management system solution for multi-property hotel operations and large independent hotels. These multi-property operations also represent the primary market for our Core central reservation system and Mosaik BI and Mosaik CRM solutions. Medallion is our primary solution for small- to medium-sized independent hotels, and Best Western International has endorsed Medallion as one of the property management systems that provides a two-way interface to its central reservation and guest loyalty systems.

Research and Development

We employ a staff of product managers, business analysts, software engineers, and quality assurance specialists in our hospitality software business. Our primary hospitality development locations are as follows:

Product	Development Locations

Core, Epitome and Karyon	Lake Forest, California; Bangalore, India; and Kuala Lumpur, Malaysia
Medallion and PORTfolio	Wichita, Kansas and Bangalore, India

In addition, we work with various outside development firms on an as-needed basis.

We increased our R&D spending in the hospitality group over our original plans for fiscal 2008 in order to improve the functionality, scalability and stability of our Epitome and Core products to help ensure they meet the needs of more demanding group properties.

We have also established common quality assurance processes across all our geographies and products to improve consistent delivery and improve overall product quality. In fiscal 2008, SoftBrands redefined the process of bringing its hospitality products to market, spanning the functions of planning through development, project management, quality assurance, training and support.

In fiscal 2008, we invested 21% of our hospitality revenues in development — up from 17% in 2007. We expect spending on hospitality development to be lower on a percentage basis in 2009 and subsequent years as we improve functionality, lower the cost of product maintenance and gain greater leverage in services and support from increasing license sales.

We have made long-term commitments to software development, coding and testing in multiple locations in the Unites States; Bangalore, India and Kuala Lumpur, Malaysia. In addition to product development and maintenance, our Bangalore, India and Kuala Lumpur, Malaysia development centers are staffed with quality assurance specialists who maintain a library of product-specific quality testing routines. The Bangalore and Kuala Lumpur teams work closely with product management and development staff in the United States.

Competitors

The enterprise software market for the hotel and resort category is highly competitive and highly fragmented. Our hospitality products compete with offerings from a wide range of companies including MICROS Systems, Inc.; Amadeus IT Group SA; Brilliant Software Solutions, Inc.; Protel Hotelsoftware GmbH; Multi-Systems, Inc.; Agilysys, Inc.; and PAR Springer Miller Hospitality Systems.

Intellectual Property

We regard our software as proprietary and retain title to and ownership of the software we develop. We attempt to protect our rights in the software through a combination of contract, copyright, trademark and trade secret laws. We have not published the source code of most of our software products and require employees and other third parties who have access to the source code, and other trade secret information, to sign confidentiality and nondisclosure agreements acknowledging our ownership and the nature of these materials as our trade secrets. We also relicense software owned by third parties and, in some cases, include other third party software within our software products.

Despite these precautions, it may be possible for unauthorized parties to copy or reverse-engineer portions of our products or for third parties to independently develop software products that are substantially equivalent or superior to our software products. While our competitive position could be threatened by disclosure or reverse engineering of this proprietary information, we believe that copyright and trademark protection are less important than other factors such as the knowledge, ability and experience of our personnel, name recognition and ongoing product development and support.

Our software products are generally licensed to end users under a perpetual, nontransferable, nonexclusive limited license that stipulates which modules can be used and restricts the use of the software to the organization’s internal business purposes. We license some products on a subscription basis. In some geographies, we rely on “shrink wrap” or “click through” licenses for the protection of our products. These license agreements are either printed in the packaging of our software or appear in an installation screen for our software and must be reviewed and acknowledged before the software is used. These forms of licenses typically are not signed by the licensee and may be more difficult to enforce than signed agreements in some jurisdictions.

We believe that as businesses consolidate and their requirements become more unified, products developed for the marketplace may become more consistent and increasingly subject to infringement claims. There can be no assurances that third parties will not assert infringement claims against us in the future with respect to existing or future product offerings which may result in costly litigation.

Employment

As of October 1, 2008, we had 770 employees worldwide, including 274 employees in our manufacturing business, 364 employees in our hospitality business and 132 employees in general and administrative positions, which support both our manufacturing and hospitality businesses. As business needs dictate, we also use consultants and contractors who devote a substantial amount of time to our affairs. None of our employees are represented by a labor union and we believe our employee relations are good.

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

The demand for our software products and services is affected by general economic conditions, competition, product acceptance and technology lifecycles. A general weakening of the economy and business conditions that affect information technology and the industries we serve could result in delays and decreases of customer purchases. It could also decrease our renewal rates for software maintenance, which is a significant component of our revenues.

Our financial results depend, in significant part, upon the economic and market conditions in the manufacturing and hospitality industries. The hospitality industry is susceptible to downturns due to geopolitical and environmental concerns. Our hospitality business could be adversely affected if people refrain from traveling or our customers refrain from purchasing because of terrorism threats or political uncertainty. These concerns could also affect our hospitality and manufacturing operations around the world. Higher oil and gas prices around the world could impact consumer buying habits and reduce spending on travel and tourism. Natural disasters, such as earthquakes, hurricanes and tsunamis could have similar impacts upon both the manufacturing and hospitality markets in the regions directly or indirectly affected.

The second half of calendar year 2008 brought a significant downturn to the economies of the United States and other areas of the world. In this uncertain economic environment, we have started to see a slowdown in purchasing decisions in certain areas of our business and this could have an adverse effect on our revenue growth. In addition, the economic downturn has negatively impacted foreign currency exchange rates. We conduct a significant portion of our business in countries outside of the United States utilizing local currencies. As a result, exchange rate fluctuations could have a significant impact on our operating results when local currencies are translated into U.S. Dollars for financial reporting purposes.

The markets for some of our manufacturing products are mature and we may have difficulty generating significant new software license sales in those markets.

The combination of a decline in the level of manufacturing activity in the United States and Western Europe and saturation due to market maturity of enterprise resource planning (“ERP”) software may limit new license sales growth in those geographies. In our manufacturing software business, we generate a majority of our revenue from support of our legacy FourthShift product. We are currently devoting more of our resources to new sales of the FourthShift Edition for SAP Business One product. Our FourthShift support revenues have been declining and we cannot provide assurance that revenue from license, support and consulting for FourthShift Edition for SAP Business One, or other products we may sell in this business, will replace those revenues.

We are marketing our FourthShift Edition for SAP Business One product to small and mid-sized manufacturing companies and plants or divisions of multinational enterprises. This product was released in April 2005. While sales of this product have been slowly increasing, we have not yet sold substantial numbers of these products and cannot be certain that they will be widely accepted in the marketplace.

Sales of FourthShift Edition are dependent upon continuation of agreements with, and cooperation from, SAP and termination of those agreements and cooperation could render continued sales difficult or impractical.

As mentioned above, we are devoting significant resources to marketing FourthShift Edition for SAP Business One as one of our leading product offerings for small to mid-sized manufacturers. We have developed FourthShift Edition in accordance with a development agreement with SAP. We distribute FourthShift Edition directly, with copies of SAP Business One that we sell as an SAP Business One reseller, and in part through arrangements with other SAP Business One resellers. Termination of our agreements with SAP could end our ability to sell SAP Business One, limit our market for the product to existing SAP Business One users and terminate many of our distribution channels. Further, there is no obligation in our agreements for SAP to indefinitely continue to sell or promote its SAP Business One product, and to the extent it ceases those sales or support, or determines to emphasize a different product that serves the same market, our manufacturing business would be adversely impacted.

We have substantial international sales which are subject to the many risks of international operations.

Our operations are international in scope, including locations in Europe, the Middle East and China. For the year ended September 30, 2008, approximately 38% of our revenue was derived from sales outside the United States. These sales are subject to many of the risks of international operations including:

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

Our customers often take significant time evaluating our products before licensing our software. The period between initial customer contact and purchase may vary from one month to more than one year. This is particularly true with purchases by larger customers of systems that are implemented at multiple plants or facilities. During the sales evaluation period, prospective customers may delay purchases, may decide not to purchase and may scale down proposed orders for reasons that we do not control and cannot predict including:

•	changes in economic conditions;

•	changes in customer personnel;

•	reduced demand for enterprise software solutions;

•	introduction of products by our competitors;

•	lower prices offered by our competitors;

•	changes in the budgets and purchasing priorities of our customers;

•	need for education of customer personnel; and

•	changes in the information systems of our customers.

A significant portion of our sales typically occurs in the last month of a quarter, frequently in the last week or even the last days of the quarter. If these sales were delayed from one quarter to the next for any reason, our operating results could fluctuate dramatically.

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

Our revenue is largely dependent on renewal of maintenance agreements by our customers.

We generate substantial recurring revenue from our customer support program and other software maintenance services, most of which renew annually at the customer’s option. For the year ended September 30, 2008, we generated $55.7 million, or approximately 56%, of our total revenue from software maintenance and support. The level of our maintenance revenue is directly related to the number of our software products that are in active use by customers. If our customers stop using our products, if we are unable to maintain the rate of addition of new customers, or if our customers determine that they cannot afford maintenance, our maintenance revenue can be expected to decline. We expect that maintenance revenue from legacy products for which we have decreased or curtailed development funding will decline over time. Further, we have announced our intent to discontinue providing standard support services for some of our hospitality legacy applications in fiscal 2009. We intend to work with our legacy customers to make it advantageous to migrate to our current offerings, but there is no guarantee they will do so.

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

We face competition from a number of software companies that have advantages over us due to their larger customer bases, greater name recognition, longer operating and product development history, greater international presence and substantially greater financial, technical and marketing resources. These competitors include well-established companies such as Microsoft Corporation, Oracle Corporation and Infor Global Solutions, Inc. In our manufacturing business, we also compete with a variety of more specialized software and services vendors, including Epicor Software Corporation, QAD, Inc., and SYSPRO Impact Software, Inc. In our hospitality business, we compete with Micros Systems, Inc. and a number of smaller suppliers of property management systems.

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

Recent legislation has increased the responsibilities of software companies and their clients regarding financial security, identity theft and privacy. In particular, the credit card industry has adopted credit card security guidelines intended to help minimize identity theft and credit card fraud. Our current hospitality technology solutions have been certified as meeting the Payment Card Industry (PCI) Data Security Standard (DSS) and Payment Application Best Practices (PABP) for credit card processing, helping to ensure the security of customer information. As a result of receiving PABP validation, we are listed on the Visa web site as a PCI DSS compliant service provider. Even with this certification, however, we cannot guarantee that our products and services are completely secure from unauthorized access. Additionally, our customers may not effectively implement all of the updated security features that we introduce or make all necessary changes to their operating procedures, or that our customers will implement other required security measures. It is possible that, regardless of our efforts to comply with credit card company requirements or to implement sound security measures through our software code, we could be subject to claims from our customers, or their clients, if unauthorized access to credit card data occurs through the use of our software.

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

We believe that our cash balances, together with cash from operations and available borrowings under our credit agreement, will be sufficient to meet our cash requirements through September 30, 2009 and beyond. However, we may need or choose to raise capital for various strategic or operational reasons including acquisitions. There can be no assurance we will be able to raise capital and the pricing and terms of any capital could be unfavorable to current stockholders.

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

Beginning with our fiscal year 2007, we were required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002. Our management has conducted the required internal control evaluations and concluded that our internal controls over financial reporting were effective as of September 30, 2008 and 2007. As of September 30, 2008, management’s conclusion was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

In the future, if our management is not able to come to a conclusion that our internal control over financial reporting is effective, or if our independent registered public accounting firm is required but unable to attest to management’s conclusion, investors could lose confidence in our reported financial information.

The failure to successfully and timely implement an upgrade of our corporate financial systems could harm our business.

In 2006, we commenced implementation of an upgrade to our current financial systems. Certain systems were upgraded in 2007 and the upgrade of the remaining systems was substantially completed in 2008. These upgrades will, among other things, increase the automation of, and we believe enable greater internal control and productivity for, our financial processes, as well as enable centralization of business functions within the company and improve our data integrity, controls, and the use of our people and systems. Failure to successfully implement and maintain these systems in a timely, effective and efficient manner could result in the disruption of our operations, the inability to comply with Sarbanes-Oxley obligations and the inability to report our financial results in a timely manner.

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

We require a significant amount of cash to service our indebtedness and our ability to generate cash depends on many factors beyond our control.

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

In addition, our credit agreement requires us to maintain specified financial ratios and satisfy other financial condition tests. Covenants in our credit agreement also require us to use a portion of the proceeds we receive in issuances of debt or equity and some asset sales to repay outstanding borrowings under our credit agreement. While we are currently in compliance with these requirements, we cannot provide assurance that these covenants will not adversely affect our ability to fulfill our capital needs, to pursue business opportunities or to plan for or react to market conditions. A breach of any of those covenants, or our inability to maintain the required financial ratios, could result in a default. If a default occurs, the lenders could elect to declare the indebtedness, together with accrued interest and other fees, immediately due and payable and proceed against the collateral securing that indebtedness. We have pledged all of our assets, including all of our intellectual property and all of the shares in our subsidiaries, to secure our obligations under the credit agreement and a foreclosure on those assets would substantially disrupt, or cause liquidation, of our business.

The Purchase Agreements relating to our Series C-1 and Series D Preferred Stock and the provisions of our Certificate of Incorporation establishing the terms and preferences of our various series of preferred stock, may limit our ability to pursue new financing transactions and may force us to consider sale transactions at times that are not favorable.

The Purchase Agreements under which we sold our Series C-1 and Series D Preferred Stock contain covenants that impose restrictions on our operations that are similar to the restrictions contained in our credit agreement. These covenants prohibit us from, among other things:

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

We lease all of our facilities, including our corporate headquarters in Minneapolis, Minnesota. We have additional office locations throughout the United States, and international locations in Australia, China, Germany, Hong Kong, India, Indonesia, Malaysia, Mexico, Singapore, South Africa and the United Kingdom.

Our most significant facility leases include Minneapolis, Minnesota (approximately 28,000 square feet); Lake Forest, California (approximately 27,000 square feet); Blackburn, United Kingdom (approximately 12,000 square feet); Reading, United Kingdom (approximately 8,500 square feet); Tianjin, China (approximately 23,000 square feet); and Bangalore, India (approximately 14,000 square feet).

We believe that we have adequate leased space to accommodate our current and expected operations. We also believe that expansion space is readily available, if needed, in all of the markets in which we operate.

ITEM 3.	LEGAL PROCEEDINGS

We are periodically engaged in litigation in the ordinary course of business and do not believe that any of such litigation is material to our ongoing operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock has been listed on the NYSE Alternext, formerly known as The American Stock Exchange, under the symbol “SBN” since December 21, 2005. Based on information obtained from the NYSE Alternext, the high and low bid quotations for our common stock for each of the quarters in our fiscal years ended September 30, 2008 and 2007 are set forth in the table below:

	Price Range
	High ($)	Low ($)

Fiscal 2008:
Quarter ended September 30, 2008	1.12	0.74
Quarter ended June 30, 2008	1.25	0.98
Quarter ended March 31, 2008	1.90	0.85
Quarter ended December 31, 2007	2.01	1.58
Fiscal 2007:
Quarter ended September 30, 2007	2.20	1.70
Quarter ended June 30, 2007	2.29	1.62
Quarter ended March 31, 2007	2.34	1.58
Quarter ended December 31, 2006	2.00	1.53

Holders

As of November 30, 2008, we had 2,560 record holders of our common stock. We estimate that we have approximately 3,500 beneficial holders of our common stock.

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

Repurchases

We did not repurchase any shares of our common stock during fiscal 2008.

Performance Graph

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and are not required to provide the stock performance graph required under this item.

Equity Compensation Plan Information

The following table describes shares of our common stock that are available under our equity compensation plans, for purchase under outstanding stock-based awards or reserved for issuance under stock-based awards or other rights that may be granted in the future, as of September 30, 2008:

(c)
Number of
Securities
Remaining
	(a)		Available for
	Number of		Future Issuance
	Securities to be	(b)	Under Equity
	Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding those
	Outstanding Options,	Outstanding Options,	Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (a))

Equity compensation plans approved by security holders:
2001 Stock Incentive Plan	12,810,965	$2.04	2,791,880
Equity compensation plans not approved by security holders	—	—	—

Total	12,810,965	$2.04	2,791,880

ITEM 6.	SELECTED FINANCIAL DATA

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors. We undertake no obligation to update any information in our forward-looking statements.

Fiscal Year

Our fiscal year is from October 1 to September 30. Unless otherwise stated, references to the years 2008 and 2007 relate to the fiscal years ended September 30, 2008 and 2007, respectively. References to future years also relate to our fiscal year ending September 30.

Introduction and Overview

Our financial results in 2008 were much improved from 2007, including a 5.7% increase in total revenues to $98.7 million and a significant increase in operating income of $3.6 million. Revenues increased due to growth in our hospitality business. In addition, our focus on expense management reduced operating expenses year over year and helped to increase operating income compared to 2007. While our manufacturing revenues in 2008 were essentially flat compared to 2007, operating income for this business segment doubled to $10.3 million in 2008, primarily due to the restructuring of this business in 2007. On the hospitality side, revenues increased 14.3% over 2007 as we had several large contracts signed in 2008, including an agreement with Red Roof Inns to provide them with a full suite of products for their 330 sites. Our hospitality business continued to incur an operating loss, however, as we made a significant investment in research and product development to expand the functionality, scalability and stability of our hospitality products for the larger, more complex customers that we are targeting.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. We are required to make estimates and judgments in preparing the financial statements that affect the reported amounts of our assets, liabilities, revenues and expenses. We base our estimates on our historical experience and on various other assumptions that we believe are reasonable under the circumstances. If our assumptions prove inaccurate or if our future results are not consistent with our historical experience, we may be required to make adjustments that could have a significant impact on our reported financial results.

We believe there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenues, expenses and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are particularly significant include:

•	revenue recognition;

•	the valuation of deferred tax assets;

•	the valuation of accounts receivable;

•	the valuation of goodwill and intangible assets;

•	restructuring charges; and

•	stock-based compensation.

The following discussion of our most critical policies is intended to supplement the more detailed discussion of these and other accounting policies and disclosures presented in Note 2 to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

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

With regard to software arrangements involving multiple elements, we allocate revenue to each element based on the relative fair value of each element. Our determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (“VSOE”). Our assessment of VSOE for each element is based on the price charged when the same element is sold separately. We have analyzed all of the elements included in our multiple-element arrangements and have determined that we have sufficient VSOE to allocate revenue to the consulting services and maintenance components of our license arrangements. Generally, we sell our consulting services separately and have established VSOE on this basis. VSOE for maintenance is determined based upon the customer’s annual renewal rates for these elements. Accordingly, assuming all other revenue recognition criteria are met, revenue from perpetual licenses is recognized upon delivery using the residual method in accordance with SOP 98-9, and revenue from maintenance is deferred and recognized ratably over the maintenance period, which is typically one year.

Services revenue consists of fees from consulting services, maintenance and subscription (distribution service provider) services. Consulting services include needs assessment, software integration, security analysis, application development and training. We bill consulting services fees either on a time and materials basis or on a fixed-price schedule. In most cases, our consulting services are not essential to the functionality of our software. In general, our software products are fully functional upon delivery and do not require any significant modification or alteration for customer use. Customers purchase our consulting services to facilitate the adoption of our technology and may dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other professional service personnel or organizations to provide these consulting services. Software products are billed separately from consulting, maintenance and subscription services. We generally recognize revenue from consulting services as services are performed. Our customers typically purchase maintenance annually, in advance, and receive unspecified product upgrades, Web-based technical support and telephone hot-line support.

Where the services we provide are essential to the functionality of the software or another element of a contract, such as where we conduct custom software development as part of a software license sale, we recognize all related revenue based on the percentage-of-completion method in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. This is normally measured based on the number of total hours of services performed compared to an estimate of the total hours to be incurred. Significant judgments and estimates related to the use of percentage-of-completion accounting include whether the services being provided are essential to the functionality of the software or another element of a contract and whether we have the ability to estimate the total service hours to be performed. As the projects for our customers become more complex and require more software development and customization, we expect that revenue from some of these contracts will be recognized in this manner and will primarily have the effect of recognizing software license revenue, and related expenses, on these larger projects over a longer period of time instead of up front at the time of delivery of the software, if all other software revenue recognition requirements have been met.

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

Valuation of Deferred Tax Assets.  Our worldwide net deferred tax assets consist of net operating loss carryforwards, tax credit carryforwards and temporary differences between taxable income (loss) on our tax returns and income (loss) before income taxes under accounting principles generally accepted in the United States of America. A deferred tax asset generally represents future tax benefits to be received when these carryforwards can be applied against future taxable income or when expenses previously reported in our financial statements become deductible for income tax purposes. We have, however, recorded a valuation allowance against the full amount of our net deferred tax assets. Our decision to continue to record this valuation allowance was based on our assessment of the realizability of these assets. We expect to continue to provide a full valuation allowance until, or unless, we can sustain a level of profitability that demonstrates our ability to utilize these assets. At that time, the valuation allowance will be reassessed and could be reduced in part or in total. A significant portion of our valuation allowance relates to tax benefits obtained in previous business combinations. Any subsequent recognition by us of a pre-acquisition tax benefit will be recorded as a reduction to goodwill as opposed to an income tax benefit in our consolidated statement of operations. As discussed in Note 2 to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, when we adopt SFAS 141R in our fiscal year 2010, changes in deferred tax asset valuation allowances from a business combination after the measurement period will impact income tax expense and not goodwill. Our valuation allowance was $18.8 million and $20.4 million at September 30, 2008 and 2007, respectively.

Valuation of Accounts Receivable.  We maintain an allowance for doubtful accounts, which covers receivables that might not be collectible, at an amount we estimate is sufficient to provide adequate protection against losses resulting from extending credit to our customers. In determining the amount of the allowance, we consider the need for specific customer reserves and then compute a general reserve based on the aging of our receivables. The identification of specific customer reserves and the determination of the appropriate percentage to apply to our receivables involve a number of factors, including our historical bad debt experience and the general economic environment. A considerable amount of judgment is required in assessing these factors. If the factors used in determining the allowance do not reflect future events, then a change in the allowance for doubtful accounts would be necessary at the time of determination. Such a change may have a significant impact on our future results of operations. Our allowance for doubtful accounts was $1.7 million and $1.3 million at September 30, 2008 and 2007, respectively.

Valuation of Goodwill and Intangible Assets.  Goodwill and identifiable intangible assets are recorded when the purchase price paid for an acquisition exceeds the fair value of the tangible assets acquired. Most of the companies we have acquired have not had significant tangible assets. As a result, a significant portion of the purchase price paid in acquisitions has been allocated to goodwill and identifiable intangible assets as required by accounting principles generally accepted in the United States. The amount of the purchase price allocated to goodwill and intangible assets requires us to make significant assumptions and estimates, including estimating the future cash flows and the expected useful lives of the intangible assets. These assumptions and estimates affect the amount of intangible asset amortization expense that we record in our financial statements.

Once established, these assets are subject to periodic impairment assessments to determine if their current carrying values are recoverable based on information available at the time these assessments are made. We evaluate the carrying value of goodwill at the end of our fiscal year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, a significant adverse change in legal factors or in business climate, unanticipated competition, or an adverse action or assessment by a regulator. We evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to, a significant decrease in the market value of an asset or a significant adverse change in the extent or manner in which an asset is used. If we were to determine that the carrying value of our intangible assets and goodwill might not be recoverable, we would reduce the carrying value to the fair value. Any such reduction could significantly impact our results of operations.

Significant assumptions and estimates are required in making these assessments and actual results may differ from assumed and estimated amounts. Many of the factors used in assessing fair value are outside of our control and they could negatively impact our future assessments of goodwill. In particular, recent economic conditions could adversely affect our operating results which, along with continued stock market volatility, could reduce our total market capitalization. A significant decrease in our market capitalization could require a reassessment of our goodwill. While our goodwill assessment at September 30, 2008 did not result in an impairment charge, it is reasonably likely that these factors will change in future periods and, in that event, an impairment of goodwill or intangible assets in one of our reporting units could occur. Goodwill was $35.6 million and $37.3 million at September 30, 2008 and 2007, respectively. Intangible assets, net of accumulated amortization, were $4.3 million and $7.4 million at September 30, 2008 and 2007, respectively.

Restructuring Charges.  When we close or restructure a substantial part of our operations we accrue the fair value of the one-time termination benefits we expect to incur in reducing employee headcount in the period in which the plan is communicated and the other criteria of generally accepted accounting principles in the United States, including SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, are met. Costs related to excess leased office space from which we are no longer deriving economic benefit are recognized at fair value at the time we cease using the leased space, net of any assumed sublease income. Other contract termination costs are recognized at fair value when we actually terminate the contract in accordance with its terms. Other costs associated with exit activities are accrued as of the date the liability is incurred. We estimate the amounts of these costs based on our expectations at the time the charges are taken and we reevaluate the remaining accruals at each reporting date based on current facts and circumstances. If our estimates or expectations change because we are subjected to contractual obligations or negotiations we did not anticipate, we choose to further restructure our operations, or there are other costs or changes we did not foresee, we adjust the restructuring accruals in the period that our estimates change. Such changes are recorded as increases or decreases to the restructuring related charges in our consolidated statements of operations.

Stock-Based Compensation.  The estimated fair value of stock-based compensation, including stock options and other stock-based awards granted under our 2001 Stock Incentive Plan, is recognized as compensation expense in our consolidated statement of operations. The Black-Scholes option pricing model is used to estimate the fair value of stock options and stock appreciation rights as of the grant date. This model, by its design, is highly complex and dependent upon key data inputs estimated by management. The data inputs that require the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of our stock price, and the model is highly sensitive to changes in these two data inputs. The expected life is the estimated average length of time over which the awards will be exercised. We have calculated a five year estimated life of awards granted using our historical exercise and termination data. We have based our estimate of expected volatility on the daily historical trading data of our common stock. As required by SFAS No. 123R, our management will continue to assess the assumptions and methodologies used to calculate the estimated fair value of stock-based compensation. Circumstances may change and additional data may become available over time which could result in changes to these assumptions. Such changes could materially impact our fair value estimates. Total stock-based compensation expense was $2.2 million and $1.7 million for the years ended September 30, 2008 and 2007, respectively.

Results of Operations

Revenues.  The following tables summarize revenue by reportable segment and revenue type for 2008 and 2007 (in thousands):

	2008			2007
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total

Software licenses	$5,778	$9,583	$15,361	$5,964	$11,169	$17,133
Maintenance and support	31,823	23,867	55,690	32,584	22,433	55,017
Professional services	11,199	11,365	22,564	10,942	7,088	18,030
Third party software and hardware	691	4,386	5,077	856	2,344	3,200

	$49,491	$49,201	$98,692	$50,346	$43,034	$93,380

	% Change from 2007 to 2008
	Manufacturing	Hospitality	Total

Software licenses	(3.1)%	(14.2)%	(10.3)%
Maintenance and support	(2.3)%	6.4%	1.2%
Professional services	2.3%	60.3%	25.1%
Third party software and hardware	(19.3)%	87.1%	58.7%
Total	(1.7)%	14.3%	5.7%

The following tables summarize revenue by geography for 2008 and 2007 (in thousands):

	2008			2007
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total

Americas	$29,770	$32,043	$61,813	$29,285	$26,291	$55,576
Europe, Middle East and Africa (EMEA)	13,478	8,155	21,633	14,243	9,051	23,294
Asia Pacific (APAC)	6,243	9,003	15,246	6,818	7,692	14,510

	$49,491	$49,201	$98,692	$50,346	$43,034	$93,380

	% Change from 2007 to 2008
	Manufacturing	Hospitality	Total

Americas	1.7%	21.9%	11.2%
Europe, Middle East and Africa (EMEA)	(5.4)%	(9.9)%	(7.1)%
Asia Pacific (APAC)	(8.4)%	17.0	5.1%
Total	(1.7)%	14.3%	5.7%

Manufacturing Segment

In 2008, we experienced an overall decline in manufacturing revenues of 1.7% from 2007. While our manufacturing professional services revenues increased from the prior year, this was not enough to offset the declines in our manufacturing revenues from software licenses, maintenance and support, and third party software and hardware.

•	License Revenue. Software license revenue represents fees paid by our customers for the right to use our software under perpetual licenses. Our license revenue from manufacturing software decreased 3.1% in 2008 from 2007. Sales of our FourthShift Edition products in our SAP business, while increasing, were not enough to offset declining sales of our legacy FourthShift product in the base business. Although we will continue to service our large base of existing customers on FourthShift and other manufacturing solutions, we will continue to focus on our SAP-centric product, FourthShift

Edition for SAP Business One, for new customers as we believe our SAP strategy has the potential to deliver significant license revenue in the future.

•	Maintenance and Support Revenue. We receive maintenance and support revenue from our customers for the right to receive both web-based and phone-based customer support, access to web-based training tools and for periodic unspecified software upgrades on a “when and if available” basis. Our customers generally enter into annual contracts with us to receive such support, although we periodically offer multi-year support programs. Our maintenance and support revenue for manufacturing products decreased 2.3% in 2008 from 2007. The majority of this revenue is from our FourthShift product and this slight decrease is reasonable for a legacy business. The SAP related maintenance and support makes up a small portion of our overall maintenance and support revenue and, while it has been slowly increasing from quarter to quarter, was not enough to offset the attrition from the base business. The maintenance and support revenue stream, despite this attrition, continues to be strong for our business and provides a high degree of visibility and predictability in the near term.

•	Professional Services Revenue. Professional services revenue includes fees for training, consulting, installation and project management. Nearly all of our professional services are provided to customers of our software products. Our professional services revenue increased 2.3% in 2008 from 2007. This increase was due to increased utilization of our consulting resources, particularly for SAP large enterprise projects in 2008. This revenue stream also provides a high degree of predictability in the near term, as the majority of our service revenue comes from contracts in place at the time we begin a given quarter. Although there are fluctuations in the timing and range of follow-on services, we have historically experienced significant professional services revenue in the three- to nine-month period following delivery of our software products.

•	Third-Party Software and Hardware Revenue. Third-party software and hardware revenue primarily represents the resale of third-party software licenses (often software applications that are complementary to our products) and hardware. These complementary applications have been integrated to function with our software and extend the functionality of our software offerings, while third-party hardware allows us to offer our customers a turnkey solution. Sales of third-party software and hardware are often made simultaneously with the licensing of our own software. Third party software and hardware revenue represented less than 2.0% of total manufacturing revenues in both 2008 and 2007. Since the sales of third party hardware and software are generally done as a courtesy to provide full solutions to our customers, it is a more volatile stream of revenue, and will fluctuate based on mix and customer demand.

•	Revenue by Geography. In 2008, the Americas region experienced an increase in manufacturing revenues, helped by the increased business with large SAP clients in this region. However, this increase was not enough to offset the declines in revenue in our EMEA and APAC regions from customer attrition. We expect that revenues in these regions will benefit from the upcoming release of FourthShift Edition Release 9.0. This release features completely new code, significant enhancements and new features that will help us to better address the needs of subsidiaries of large enterprises and channel opportunities in geographies outside of the Americas region.

Hospitality Segment

In 2008, we experienced an overall increase of 14.3% in our hospitality revenues from 2007. Contributing to this increase were several large contracts signed in 2008, including an agreement with Red Roof Inns to provide them with a full suite of products for their 330 sites. This is a significant milestone for us, as it gives us our first large U.S. “flagged” hotel chain and will be our largest deployment of our Epitome and Core products to date. This project is expected to generate approximately $17.0 million in revenues over its term. We recognized approximately $5.6 million of this revenue in 2008. While our hospitality software license revenues declined compared to the prior year, this decrease was more than offset by the increases in our hospitality revenues from maintenance and support, professional services and third party software and hardware.

•	License Revenue. Our license revenue from hospitality software decreased 14.2% in 2008 from 2007. There are primarily two reasons for this. First, hospitality software license revenues in 2007 included significant amounts from contracts with the U.S. Navy and Navy Lodges. As we have mentioned previously, the pursuit of these larger hospitality contracts can lead to significant variability in our operating results. Secondly, as the projects for our customers become more complex and require more software development and customization, revenue from some of these contracts, such as Red Roof Inns, will be recognized on the percentage of completion basis. This will primarily have the effect of recognizing software license revenue, and related expenses, on these larger projects over a longer period of time.

•	Maintenance and Support Revenue. As mentioned earlier, our maintenance and support revenue comes from web-based and phone-based customer support, access to web-based training tools and for periodic unspecified software upgrades on a “when and if available” basis. Hospitality maintenance and support revenue increased 6.4% in 2008 from 2007, due primarily to the large hospitality contracts we have signed as well as additional maintenance and support services from our existing hospitality software products. As with our manufacturing business, the hospitality maintenance and support revenue stream provides a high degree of visibility and predictability in the near term.

•	Professional Services. Our hospitality professional services include training, consulting, installation and project management. Revenue from these services increased 60.3% in 2008 from 2007. This significant increase was primarily the result of higher utilization of our consulting resources, as several large service projects began in the first quarter of 2008, as well as services related to the large contracts, including Red Roof Inns, that were signed in the second and third quarters of 2008. This revenue stream also provides a high degree of predictability in the near term, as the majority of our service revenue comes from contracts in place at the time we begin a given quarter.

•	Third-Party Software and Hardware Revenue. Third party software and hardware revenue increased 87.1% in 2008 from 2007, due to increased sales of our point of sale and customer relationship management products and sales related to the Red Roof Inns contract. As we integrate our partner solutions more closely with our primary products, we hope to see sales of these solutions continue to grow over time. Since the sale of third party hardware is generally done as a courtesy to provide full solutions to our customers, it is a more volatile stream of revenue, and will fluctuate based on mix and customer demand.

•	Revenue by Geography. In 2008, the Americas and APAC regions experienced growth in hospitality revenues, offset by a slight decline in EMEA revenues. The revenue growth in the Americas region was primarily due to the large contracts mentioned earlier.

Gross Margin.  The following tables summarize gross margin percentages by reportable segment and revenue type for 2008 and 2007:

	2008			2007
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total

Software licenses	86.3%	82.4%	83.9%	86.4%	88.3%	87.7%
Maintenance and support	80.1%	60.2%	71.5%	78.8%	61.5%	71.8%
Professional services	20.2%	32.0%	26.2%	16.3%	(1.0)%	9.5%
Third party software and hardware	(1.9)%	8.4%	7.0%	7.3%	17.8%	15.0%
Total	66.1%	53.4%	59.8%	64.9%	55.8%	60.7%

Manufacturing Segment

Our overall manufacturing gross margin was 66.1% for 2008, a slight increase from 64.9% in 2007.

•	Our manufacturing software license gross margin in 2008 was 86.3%, comparable to 2007.

•	Manufacturing maintenance and support gross margin increased to 80.1% in 2008 from 78.8% in 2007. Our manufacturing support center in Tianjin, China continued to help manage maintenance costs, and our additional service offerings have contributed to the increased maintenance and support gross margin.

•	Professional services gross margin increased to 20.2% in 2008 from 16.3% in 2007 due primarily to the improved utilization of our consulting resources as mentioned earlier.

•	Our third-party product gross margin, which is associated with hardware and software sold as a courtesy to our customers, continues to be highly variable, and potentially negative, based on the pricing and the third party products chosen by customers.

Hospitality Segment

Our overall hospitality gross margin decreased to 53.4% in 2008 from 55.8% in 2007.

•	Hospitality software license gross margin decreased to 82.4% in 2008 from 88.3% in 2007, as 2007 benefitted from higher margins related to significant revenue recognized from the large contracts mentioned earlier. Also, in 2008, the mix of revenues from business partners contributed to the margin decrease.

•	Hospitality maintenance and support gross margin decreased to 60.2% in 2008 from 61.5% in 2007, due primarily to increased third party maintenance costs.

•	Hospitality professional service gross margin increased significantly from (1.0)% in 2007 to 32.0% in 2008. Gross margin has benefitted from a higher level of custom development work, including Red Roof Inns, and increased utilization of our consultants.

•	Our third-party product gross margin, which is associated with hardware and software sold as a courtesy to our customers, continues to be highly variable based on the pricing and the third party products chosen by customers.

Operating Expenses and Operating Income (Loss).  The following table summarizes operating expenses and operating income (loss) for 2008 and 2007 (in thousands):

	2008			2007
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total

Selling and marketing	$8,124	$10,601	$18,725	$10,381	$9,794	$20,175
Research and product development	6,305	10,356	16,661	6,363	7,371	13,734
General and administrative	8,022	11,272	19,294	9,078	11,265	20,343
Restructuring related charges	(43)	—	(43)	1,705	—	1,705

Total operating expenses	$22,408	$32,229	$54,637	$27,527	$28,430	$55,957

Operating income (loss)	$10,318	$(5,965)	$4,353	$5,155	$(4,416)	$739

Corporate costs associated with the overall management of our business, including financing, accounting, legal, human resources, information technology, directors, insurance, marketing, public company compliance and other overhead costs, are allocated to the Manufacturing and Hospitality segments based on their average headcount.

Selling and Marketing.  Selling and marketing expense includes the salaries, incentive compensation, employee benefits, travel and overhead costs of our sales and marketing personnel, as well as trade show activities and other marketing costs. Total selling and marketing expenses decreased 7.2% from 2007 to 2008. In our manufacturing business, these expenses decreased 21.7% due primarily to cost savings from the restructuring of this segment in 2007, while they increased 8.2% in our hospitality business, due to increased costs related to pursuing larger projects and broader geographic markets. As a percentage of revenues, selling and marketing expenses were 19.0% in 2008 and 21.6% in 2007.

Research and Product Development.  Research and product development expense includes salaries, incentive compensation, employee benefits, related overhead costs and consulting fees associated with product development, enhancements, upgrades, testing, quality assurance and documentation. Total research and product development expense increased 21.3% in 2008 from 2007. This increase was due in large part to our efforts with an outside development firm to expand the functionality, scalability and stability of our hospitality products for larger, more complex customers. To help offset these increased costs, we closely monitored our overall company expense in 2008, and total operating expenses decreased compared to 2007. Research and development expense was 16.9% of total revenue in 2008 and 14.7% of total revenue in 2007.

General and Administrative.  General and administrative expense includes the salaries, incentive compensation, employee benefits and related overhead costs of our finance, information technology, human resources and administrative employees, as well as legal and accounting expenses, consulting and contractor fees and bad debt expense. Total general and administrative expenses decreased 5.2% in 2008 from 2007 due to reduced contractor and professional services fees as well as other cost reduction efforts throughout the company in 2008. These costs savings were somewhat offset by certain expenses recorded in the first and second quarters of 2008, including charges for relocating our corporate offices of $0.2 million, the remaining lease obligation on our former corporate location of $0.4 million, additional bad debt expense of $0.6 million and increased stock-based compensation expense of $0.4 million in 2008. The costs related to our corporate office relocation and lease obligation were allocated across all expense categories. The $0.6 million of bad debt expense included a second quarter charge of $0.4 million related to a hospitality customer where, in April 2008, we mutually decided to end certain portions of our relationship. General and administrative expense was 19.5% of total revenue in 2008, down from 21.8% in 2007.

Restructuring Related Charges.  In 2007, we recorded restructuring costs of $1.7 million, which consisted of employee termination costs, including severance and associated outplacement costs related to a restructuring of our manufacturing software operations. This restructuring was completed in the first quarter of fiscal 2008 when we recorded $25,000 of additional restructuring costs. In the fourth quarter of fiscal 2008, certain accruals for severance costs related to this restructuring were adjusted to reflect amounts expected to be paid, and $68,000 of charges were reversed. See Note 5 to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information regarding our restructuring activities and the related accruals.

Non-Operating Income and Expenses

Interest Expense.  Interest expense was $1.7 million in 2008 and $2.0 million in 2007, all related to the outstanding indebtedness under our term loan and revolving credit facilities. The decreased interest expense was the result of lower borrowing rates on a similar level of borrowings.

Other Income (Expense), Net.  Other income (expense), net is composed principally of interest income, the effect of foreign currency gains and losses and other non-operating items. Other income in 2008 primarily represented foreign currency transaction gains of $0.6 million, primarily in our U.K. and China subsidiaries. Foreign currency transaction gains and losses result from transactions denominated in currencies other than the functional currency of the reporting unit. Other income (expense), net was insignificant in 2007.

Provision for Income Taxes

We recorded a provision for income taxes of $2.0 million in 2008 and $0.4 million in 2007. Our tax provision is primarily related to U.S. federal taxes, and state and foreign income taxes, and is impacted by our net operating loss carryforwards and our ability to use them. As a result of these circumstances, and due to significant changes in our period to period results, we have experienced significant fluctuations in our effective tax rate and respective tax provisions or benefits over the past several quarters and expect such fluctuations to continue over the next several quarters.

Based upon available evidence, there is uncertainty regarding our ability to realize our deferred tax assets and we have therefore recorded a full valuation allowance against the deferred tax assets in our consolidated financial statements. Based on our estimates for 2009 and beyond, we believe the uncertainty regarding the ability to realize our deferred tax assets may diminish to the point where the recognition of our deferred tax assets may be warranted in the future. If we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be recorded in the period when such determination is made.

Prior to any changes in our overall assessment in the realizability of our fully reserved deferred tax assets, as discussed above, if we generate taxable income in the U.S. or certain other international jurisdictions, and utilize pre-acquisition net operating loss carryforwards to offset this income, we will recognize income tax expense at the applicable statutory rate in our consolidated statement of operations, as the reduction in the related valuation allowance for these pre-acquisition net operating loss carryforwards will reduce goodwill rather than offset income tax expense. As discussed in Note 2 to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, when we adopt SFAS 141R in our fiscal year 2010, changes in deferred tax asset valuation allowances from a business combination after the measurement period will impact income tax expense and not goodwill. Due to the age of the respective net operating loss carryforwards, we first must use carryforwards related to our acquisition of MAI, which we acquired in 2006 (see Note 6), followed by our carryforwards from Fourth Shift which we acquired in 2001. The MAI and Fourth Shift carryforwards both had a full valuation allowance against them at the time of acquisition, so the applicable purchase price was allocated to goodwill and not to net deferred tax assets.

Effective October 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) as required. The adoption did not have a material impact on our consolidated financial statements. Additional information on the adoption of FIN 48 is presented in Note 9 to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Preferred Stock Dividends

In 2008 and 2007, we recorded cash dividends from our Series C-1 Convertible Preferred Stock (“Series C-1 Stock”) and Series D Convertible Preferred Stock (“Series D Stock”) at an annual dividend rate of 8%. Going forward, we anticipate that our preferred stock dividends will continue to be approximately $0.5 million per quarter.

Liquidity and Capital Resources

Cash and Cash Equivalents.  As of September 30, 2008, we had $11.9 million of cash and cash equivalents, an increase of $3.2 million from September 30, 2007. Our most significant source of operating cash flows is generally derived from license, maintenance and professional services revenues. Our primary uses of cash from operating activities are for employee costs and third-party costs for services and facilities. We had approximately $3.1 million and $3.7 million of Renminbi, more commonly called the Yuan (the currency of the People’s Republic of China), at September 30, 2008 and 2007, respectively. The Chinese government considers the majority of the Renminbi balance to be undistributed earnings, which contain temporary or permanent restrictions for transferring to the United States. These amounts are reflected in cash and cash equivalents.

Working Capital Deficit.  Our working capital deficit, defined as current assets less current liabilities, was $9.7 million at September 30, 2008 and $12.9 million at September 30, 2007. The decrease in our working capital deficit was primarily due to the increases in cash and accounts receivable, which more than offset the increase in short-term borrowings under our revolving loan. The increase in cash was due to these short-term borrowings. The accounts receivable increase was the result of increased sales and an increase in certain past due accounts, primarily in our hospitality business. Our collections team continues to make progress in collecting these past due accounts. Also contributing to our working capital deficit is our deferred revenue balance, which primarily represents our obligation to provide future maintenance services and is not a cash obligation.

Cash Flows from Operating Activities.  We generated $3.9 million of cash from operations in 2008, compared to $2.9 million of cash used in operations in 2007. We recorded net income of $1.4 million in 2008, including non-cash expenses for depreciation and amortization of $4.6 million and stock-based compensation of $2.2 million. In 2007, we had a net loss of $1.7 million and non-cash expenses of $5.1 million for depreciation and amortization and $1.7 million for stock-based compensation. The remaining cash used in or provided by operating activities was due primarily to changes in our working capital accounts as discussed above.

Cash Flows from Investing Activities.  We used $1.0 million and $1.1 million of cash for investing activities in 2008 and 2007, respectively, primarily for purchases of furniture, fixtures and equipment.

Cash Flows from Financing Activities.  Net cash provided by financing activities was $0.8 million in 2008, primarily from short-term borrowings of $6.2 million, offset by repayments of long-term obligations of $3.5 million and payment of preferred stock dividends of $2.0 million. We used $1.7 million of cash for financing activities in 2007, including $2.3 million for repayments of long-term obligations and $1.5 million for preferred stock dividends, slightly offset by $1.6 million received from short-term borrowings under our revolving loan facility.

Commitments and Capital Adequacy

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item regarding significant contractual obligations. As of September 30, 2008, our primary commitments were for leased office space and payments on our term loan and revolving credit facilities.

In early December 2007, we signed an agreement to sublease our then current Minneapolis facility, whereby the new tenant assumed 80% of our current lease costs, and we will pay 20%, through January 2009 (the remaining lease term). We recorded a charge related to this sublease agreement of approximately $0.4 million in the second quarter of 2008. Concurrent with this agreement, we signed an agreement to sublease a new headquarters facility beginning in January 2008. Our new Minneapolis location has approximately 28,000 square feet and we assumed a sublease that extends through December 2010.

We believe that cash flows from operations together with our cash and cash equivalents and borrowing capacity under our revolving credit facility (approximately $1.2 million at September 30, 2008) will be sufficient to meet our commitments and our cash requirements for at least the next twelve months. Our credit agreement requires us to satisfy specific financial and operational covenants. In particular, we are required to maintain, at the end of each calendar quarter, specified levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”) measured for the twelve months then ended. Effective February 11, 2008, we signed an amendment to our credit agreement which revised the minimum levels of EBITDA and permitted investments covenants that we needed to attain as of December 31, 2007 and the subsequent quarters. We were in compliance with our minimum EBITDA requirement for the twelve months ended September 30, 2008 which was $11.75 million. Future twelve month EBITDA requirements are $12.0 million at December 31, 2008 and each quarter thereafter. Our EBITDA results have not equated to a similar increase in cash balances due to the increase in accounts receivable and payment requirements for our outstanding indebtedness and preferred stock dividends. We are also required to maintain a ratio of EBITDA less capital expenditures to fixed charges over the same twelve month periods of 1.1 at December 31, 2008 and each quarter thereafter. We also have limitations on our capital expenditures, the amount of cash we can transfer outside the United States, and on our cash balances maintained outside the United States.

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

Off-Balance Sheet Arrangements

As of September 30, 2008, we did not engage in any off-balance sheet arrangements as defined in Item 303 (a) (4) of Regulation S-K under the Securities Act of 1934, as amended, that have, or are likely to have, a material current or future effect on our consolidated financial position or results of operations.

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (our fiscal year 2009). In February 2008, the FASB formally provided a one-year deferral for the implementation of SFAS 157 only with regard to certain nonfinancial assets and liabilities. We do not expect SFAS 157 to have a significant impact on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (our fiscal year 2009). We do not expect SFAS 159 to have a significant impact on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties from a business combination after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008 (our fiscal year 2010). With the adoption of SFAS 141R, our accounting for future business combinations, if any, will change on a prospective basis beginning in the first quarter of our fiscal 2010. In relation to previous acquisitions, the provisions of SFAS 141R will require any release of valuation allowance recorded through purchase accounting to be included in our consolidated statement of operations rather than as an adjustment to goodwill. This would have a favorable impact to our consolidated operating results.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008 (our fiscal year 2010). We have not yet determined the impact, if any, of SFAS 160 on our consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures regarding derivatives and hedging activities, including (a) the manner in which an entity uses derivative instruments, (b) the manner in which derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 (our second quarter of fiscal

2009). As SFAS 161 relates specifically to disclosures, and historically we have not had any hedging activities, it will have no impact on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 (our fiscal year 2010). We have not yet determined the impact, if any, of FSP 142-3 on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SoftBrands, Inc.

Consolidated Financial Statements
As of September 30, 2008 and 2007 and for Each of the Two Years
in the Period Ended September 30, 2008

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of SoftBrands, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of SoftBrands, Inc. and its subsidiaries at September 30, 2008 and September 30, 2007, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Minneapolis, Minnesota
December 9, 2008

SoftBrands, Inc.

Consolidated Balance Sheets

	September 30,	September 30,
	2008	2007
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$11,948	$8,682
Accounts receivable, net	21,665	15,683
Prepaid expenses and other current assets	4,791	4,474

Total current assets	38,404	28,839
Furniture, fixtures and equipment, net	2,095	2,602
Goodwill	35,591	37, 271
Intangible assets, net	4,346	7,433
Other long-term assets	425	439

Total assets	$80,861	$76,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$3,407	$3,510
Revolving loan	7,782	1,585
Accounts payable	5,194	4,554
Accrued expenses	7,474	8,329
Accrued restructuring costs	178	423
Deferred revenue	21,500	21,015
Other current liabilities	2,642	2,354

Total current liabilities	48,177	41,770
Long-term obligations	12,667	16, 082
Other long-term liabilities	487	832

Total liabilities	61,331	58,684

Commitments and contingencies (Notes 8 and 10)
Stockholders’ equity:
Series A and undesignated preferred stock, $0.01 par value; 10,647,973 shares authorized; no shares issued or outstanding	—	—
Series B convertible preferred stock, $0.01 par value; 4,331,540 shares authorized, issued and outstanding; liquidation value of $4,591	5,068	5,068
Series C-1 convertible preferred stock, $0.01 par value; 18,000 shares authorized, issued and outstanding; liquidation value of $18,000 plus unpaid dividends of $368	18,000	18,000
Series D convertible preferred stock, $0.01 par value; 6,673 shares authorized, 6,000 shares issued and outstanding; liquidation value of $6,000 plus unpaid dividends of $123	5,051	5,051
Common stock, $0.01 par value; 110,000,000 shares authorized; 41,931,386 and 41,391,043 shares issued and outstanding, respectively	419	414
Additional paid-in capital	174,348	174,009
Accumulated other comprehensive loss	(939)	(811)
Accumulated deficit	(182,417)	(183,831)

Total stockholders’ equity	19,530	17,900

Total liabilities and stockholders’ equity	$80,861	$76,584

The accompanying notes are an integral part of these consolidated financial statements

SoftBrands, Inc.

Consolidated Statements of Operations

	Fiscal Year Ended
	September 30,	September 30,
	2008	2007
	(In thousands, except per share data)

Revenues:
Software licenses	$15,361	$17,133
Maintenance and support	55,690	55,017
Professional services	22,564	18,030
Third-party software and hardware	5,077	3,200

Total revenues	98,692	93,380

Cost of revenues:
Software licenses	2,478	2,112
Maintenance and support	15,844	15,534
Professional services	16,660	16,318
Third-party software and hardware	4,720	2,720

Total cost of revenues	39,702	36,684

Gross profit	58,990	56,696

Operating expenses:
Selling and marketing	18,725	20,175
Research and product development	16,661	13,734
General and administrative	19,294	20,343
Restructuring related charges (see Note 5)	(43)	1,705

Total operating expenses	54,637	55,957

Operating income	4,353	739
Interest expense (see Note 8)	(1,676)	(1,971)
Other income (expense), net	779	(89)

Income (loss) before provision for income taxes	3,456	(1,321)
Provision for income taxes	2,042	388

Net income (loss)	1,414	(1,709)
Preferred stock dividends	(1,952)	(1,949)

Net loss available to common shareholders	$(538)	$(3,658)

Weighted average basic and diluted common shares outstanding	41,758	41,221

Basic and diluted loss per common share	$(0.01)	$(0.09)

The accompanying notes are an integral part of these consolidated financial statements

SoftBrands, Inc.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)

	Series B		Series C-1		Series D					Accumulated
	Convertible		Convertible		Convertible				Additional	Other		Total	Comprehensive
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Income
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	(Loss)
	(In thousands)

Balances at October 1, 2006	4,332	$5,068	18	$18,000	6	$5,051	41,025	$410	$173,791	$(1, 670)	$(182,122)	$18,528
Dividends declared on Series C-1 and Series D convertible preferred stock	—	—	—	—	—	—	—	—	(1,949)	—	—	(1,949)
Stock-based compensation	—	—	—	—	—	—	—	—	1,736	—	—	1,736
Stock options exercised	—	—	—	—	—	—	366	4	431	—	—	435
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	859	—	859	$859
Net loss	—	—	—	—	—	—	—	—	—	—	(1,709)	(1,709)	(1,709)

Balances at September 30, 2007	4,332	5,068	18	18,000	6	5,051	41,391	414	174,009	(811)	(183,831)	17,900	$(850)

Dividends declared on Series C-1 and Series D convertible preferred stock	—	—	—	—	—	—	—	—	(1,952)	—	—	(1,952)
Stock-based compensation	—	—	—	—	—	—	—	—	2,167	—	—	2,167
Stock options exercised, vesting of restricted stock and stock contributions	—	—	—	—	—	—	540	5	124	—	—	129
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(291)	—	(291)	$(291)
Change in pension obligation, net of tax	—	—	—	—	—	—	—	—	—	163	—	163	163
Net income	—	—	—	—	—	—	—	—	—	—	1,414	1,414	1,414

Balances at September 30, 2008	4,332	$5,068	18	$18,000	6	$5,051	41,931	$419	$174,348	$(939)	$(182,417)	$19,530	$1,286

The accompanying notes are an integral part of these consolidated financial statements

SoftBrands, Inc.

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	September 30,	September 30,
	2008	2007
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$1,414	$(1,709)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	1,619	(69)
Depreciation	1,343	1,564
Amortization	3,216	3,506
Stock-based compensation	2,167	1,736
Provision for doubtful accounts	860	174
Other	81	—
Change in operating assets and liabilities:
Accounts receivable, net	(6,667)	(8,300)
Prepaid expenses and other current assets	(317)	(1,093)
Accounts payable	640	2,223
Accrued expenses	(845)	452
Accrued restructuring costs	(245)	(513)
Deferred revenue	485	(1,545)
Other current liabilities	288	1,051
Other long-term assets and liabilities	(149)	(379)

Net cash provided by (used in) operating activities	3,890	(2,902)

Cash flows from investing activities:
Purchases of furniture, fixtures and equipment	(947)	(1,033)
Purchases of intangible assets	(129)	(100)
Change in restricted cash	64	(12)

Net cash used in investing activities	(1,012)	(1,145)

Cash flows from financing activities:
Short-term borrowings, net of repayments	6,197	1,585
Repayment of long-term obligations	(3,518)	(2,328)
Net proceeds from issuance of common stock	76	435
Preferred stock dividends paid	(1,962)	(1,467)

Net cash provided by (used in) financing activities	793	(1,775)

Effect of exchange rates on cash balances	(405)	(16)

Change in cash and cash equivalents	3,266	(5,838)
Cash and cash equivalents:
Beginning of period	8,682	14,520

End of period	$11,948	$8,682

The accompanying notes are an integral part of these consolidated financial statements

SoftBrands, Inc.

Notes to Consolidated Financial Statements

Note 1.	Nature of Business and Company Operations

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

We have incurred losses for several years; have negative working capital, due primarily to deferred revenue; and have a significant accumulated deficit. We believe that cash flows from operations together with our cash and cash equivalents and borrowing capacity under our revolving credit facility will be sufficient to meet our commitments and our cash requirements for at least the next twelve months. Our credit agreement requires us to satisfy specific financial and operational covenants. While we are currently in compliance with these covenants, and expect to be in the future, we have been required to renegotiate debt agreements in the past when we expected that our operations would not satisfy the applicable covenants. We cannot be certain that, if we were to violate the credit agreement in the future, the lender would be agreeable to renegotiation. If they were not, we would be required to find alternative financing to repay the debt, or risk that the lender would seek to dispose of some or all of our assets to repay the debt. We currently do not have arrangements for alternative financing, and if we were forced to obtain financing in a short period of time to avoid default, financing might not be available, or the terms of that financing might be very disadvantageous to us and to our stockholders.

We are also subject to other risks and uncertainties including dependence on information technology spending by customers, concentration of customers in a limited number of industries, fluctuations of quarterly results, a lengthy and variable sales cycle, dependence on key personnel, dependence on principal products and third-party technology, rapid technological change, actions of competitors, availability of capital, and international operations and expansion.

Note 2.	Summary of Significant Accounting Policies

Fiscal Year

Our fiscal year is from October 1 to September 30. Unless otherwise stated, references to the years 2008 and 2007 relate to the fiscal years ended September 30, 2008 and 2007, respectively. References to future years also relate to our fiscal year ended September 30.

Consolidation

The accompanying consolidated financial statements include the accounts of SoftBrands, Inc. and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

We have an investment of less than 50% in HIS-MSC Co. Ltd. in Thailand (49.99%). Our investment and share of investee operations are not significant. In January 2007, multiple changes began to take place in the Thailand organization, including the involvement of our management personnel in day to day operations. We evaluated this investment using the guidance provided by FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and determined that, with this increased management involvement, our economic interest is greater than 50% when taking into account qualitative economic factors. Accordingly, the Thailand operations are consolidated into our financial statements.

SoftBrands, Inc.

Notes to Consolidated Financial Statements — (Continued)

Segment Reporting

Our business consists of two reportable segments: SoftBrands Manufacturing (“Manufacturing”) and SoftBrands Hospitality (“Hospitality”). See Note 11 for additional information on our reportable segments.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and the related notes. Significant estimates include the allowance for doubtful accounts receivable, the deferred tax asset valuation allowance, and the valuation and recoverability of goodwill and intangible assets, restructuring charges and stock-based compensation. Although these estimates are based on assumptions that our management believes are reasonable, due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from these estimates.

Cash and Cash Equivalents

All highly liquid and short-term investments purchased with an original maturity of three months or less are considered to be cash equivalents. Short-term investments, consisting principally of government securities and money market instruments, are stated at cost, which approximates fair value due to the short maturity of these instruments.

We had approximately $3.1 million and $3.7 million of Renminbi, more commonly called the Yuan (the currency of the People’s Republic of China), at September 30, 2008 and 2007, respectively. The Chinese government considers the majority of the Renminbi balance to be undistributed earnings, which contain temporary or permanent restrictions for transferring to the United States. These amounts are reflected in cash and cash equivalents. Our wholly owned subsidiary in China uses the U.S. Dollar as its functional currency.

Accounts Receivable

Accounts receivable are initially recorded at deemed fair value upon the sale of software licenses or services to customers. We maintain an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from extending credit to our customers. In judging the adequacy of the allowance for doubtful accounts, we consider multiple factors including historical bad debt experience, the general economic environment, the need for specific client reserves and the aging of our receivables. A considerable amount of judgment is required in assessing these factors. If these factors do not reflect future performance, a change in the allowance for doubtful accounts would be necessary in the period such determination is made, impacting future results of operations. The provision for doubtful accounts is included in general and administrative expense in the consolidated statements of operations.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. We account for goodwill in accordance with the provisions of Statement of Financial Accounting Standards

SoftBrands, Inc.

Notes to Consolidated Financial Statements — (Continued)

(“SFAS”) No. 142, Goodwill and Other Intangible Assets, which requires that goodwill be tested for impairment on at least an annual basis. We evaluate the carrying value of goodwill at the end of our fiscal year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, a significant adverse change in legal factors or in business climate, unanticipated competition, or an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then an impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.

Our assessments of goodwill at September 30, 2008 and 2007 resulted in no impairment losses. However, many of the factors used in assessing fair value are outside of our control and they could negatively impact our future assessments of goodwill. In particular, recent economic conditions could adversely affect our operating results which, along with continued stock market volatility, could reduce our total market capitalization. A significant decrease in our market capitalization could require a reassessment of our goodwill. It is reasonably likely that these factors will change in future periods and these changes could result in future impairments of goodwill.

Long-Lived and Other Intangible Assets

We evaluate the recoverability of long-lived and identifiable intangible assets not held for sale whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to, a significant decrease in the market value of an asset, a significant adverse change in the extent or manner in which an asset is used or in its physical condition, or an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of an asset. We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds the fair value of the asset. The fair value is measured based on quoted market prices, if available, or based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. There were no impairments of long-lived and intangible assets in 2008 or 2007.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. Cash equivalents mature within three months and are readily convertible into cash. We grant credit to our customers in the ordinary course of business. Concentrations of credit risk with respect to trade accounts receivable are limited due to our large customer base and their dispersion across different industries and geographic areas. At September 30, 2008, we had one customer that represented approximately $4.2, or approximately 19%, of our consolidated accounts receivable balance. At September 30, 2007, no individual customer represented a significant portion of our consolidated accounts receivable balance. In addition, no individual customer has accounted for more than 10% of our consolidated revenues during any of the past two fiscal years.

SoftBrands, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

With regard to software arrangements involving multiple elements, we allocate revenue to each element based on the relative fair value of each element. Our determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (“VSOE”). Our assessment of VSOE for each element is based on the price charged when the same element is sold separately. We have analyzed all of the elements included in our multiple-element arrangements and have determined that we have sufficient VSOE to allocate revenue to the consulting services and maintenance components of our license arrangements. Generally, we sell our consulting services separately and have established VSOE on this basis. VSOE for maintenance is determined based upon the customer’s annual renewal rates for these elements. Accordingly, assuming all other revenue recognition criteria are met, revenue from perpetual licenses is recognized upon delivery using the residual method in accordance with SOP 98-9, and revenue from maintenance is deferred and recognized ratably over the maintenance period, which is typically one year.

Services revenue consists of fees from consulting services, maintenance and subscription (distribution service provider) services. Consulting services include needs assessment, software integration, security analysis, application development and training. We bill consulting services fees either on a time and materials basis or on a fixed-price schedule. In most cases, our consulting services are not essential to the functionality of our software. In general, our software products are fully functional upon delivery and do not require any

SoftBrands, Inc.

Notes to Consolidated Financial Statements — (Continued)

significant modification or alteration for customer use. Customers purchase our consulting services to facilitate the adoption of our technology and may dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other professional service personnel or organizations to provide these consulting services. Software products are billed separately from consulting, maintenance and subscription services. We generally recognize revenue from consulting services as services are performed. Our customers typically purchase maintenance annually, in advance, and receive unspecified product upgrades, Web-based technical support and telephone hot-line support.

Where the services we provide are essential to the functionality of the software or another element of a contract, such as where we conduct custom software development as part of a software license sale, we recognize all related revenue based on the percentage-of-completion method in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. This is normally measured based on the number of total hours of services performed compared to an estimate of the total hours to be incurred. Significant judgments and estimates related to the use of percentage-of-completion accounting include whether the services being provided are essential to the functionality of the software or another element of a contract and whether we have the ability to estimate the total service hours to be performed. As the projects for our customers become more complex and require more software development and customization, we expect that revenue from some of these contracts will be recognized in this manner and will primarily have the effect of recognizing software license revenue, and related expenses, on these larger projects over a longer period of time instead of up front at the time of delivery of the software, if all other software revenue recognition requirements have been met.

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

Advertising Expense

Advertising costs, which are expensed as incurred, were $0.2 million and $0.4 million for 2008 and 2007, respectively.

Research and Product Development

Research and product development costs are generally expensed as incurred. These costs are required to be expensed until the projects under development reach technological feasibility. Technological feasibility is determined after a working model of the software has been completed. Our research and product development costs primarily relate to software development during the period prior to technological feasibility and costs to maintain existing products.

Acquired Technology

We capitalize expenditures for acquired software and related licensing rights, which we expect to benefit from in future years. Amortization is based upon the greater of the amount computed on a units sold basis (ratio of gross product revenue to anticipated future gross revenue for that product) or straight-line basis over

SoftBrands, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Stock-Based Compensation

We account for compensation expense associated with stock-based awards in accordance with SFAS No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. See Note 3 for additional stock-based compensation disclosures required by SFAS No. 123R.

Foreign Currency Translation

Our operations outside of the United States, with the exception of China, are conducted in their local currency. China’s functional currency is the U.S. Dollar due primarily to the high volume of intercompany transactions with the U.S. parent company, as well as customer and vendor transactions that are denominated in U.S. Dollars. For consolidated financial reporting purposes, foreign assets and liabilities are translated from local currencies to U.S. Dollars at period end exchange rates, and foreign revenues and expenses are translated at average exchange rates during the period. Translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, in the consolidated balance sheets. Any gains or losses resulting from foreign currency transactions are included in other income (expense) in the consolidated statements of operations. Changes in foreign currency exchange rates can have a significant impact on our results of operations. We do not utilize any foreign currency hedging activities.

Comprehensive Income (Loss)

Comprehensive income (loss), as defined by SFAS No. 130, Reporting Comprehensive Income, includes net income (loss) and items defined as other comprehensive income (loss), including foreign currency translation adjustments and certain adjustments related to defined benefit pension plans. These items are required to be separately classified in the consolidated financial statements and are included in the consolidated statements of stockholders’ equity and comprehensive income (loss). Translation adjustments are not adjusted for income taxes as substantially all translation adjustments relate to permanent investments in our non-U.S. subsidiaries.

SoftBrands, Inc.

Notes to Consolidated Financial Statements — (Continued)

Earnings (Loss) Per Share

Net income (loss) per share is computed under the provisions of SFAS No. 128, Earning per Share. Basic earnings (loss) per share is computed using net income (loss) available to common shareholders and the weighted average number of common shares outstanding. Net income (loss) available to common shareholders includes the impact, as applicable, of dividends on our convertible preferred stock. Diluted earnings (loss) per share reflects the weighted average number of common shares outstanding plus any potentially dilutive shares outstanding during the period, calculated using the “treasury stock” method. In accordance with EITF 03-6, Participating Securities and the Two — Class Method under FASB Statement No. 128, and EITF 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per share, our Series B convertible preferred stock is considered in both the basic and diluted earnings (loss) per share calculations, subject to the applicable antidilution provisions. However, since our convertible preferred stock does not have the obligation to share in any losses of the Company, it is excluded from the per share calculations in periods where we incur a net loss. Similarly, for periods where we incur a net loss, outstanding stock options, warrants, stock appreciation rights, and restricted stock units are excluded from the calculation of basic and diluted earnings (loss) per share because they are antidilutive in such periods.

We incurred a net loss for each of the two years presented and both basic and diluted loss per share is computed using the net loss available to common shareholders and the weighted average number of common shares outstanding for each period. The impact of the following potential common shares was excluded from the calculations of loss per share because to include them would have been antidilutive (in thousands):

	2008	2007

Employee and non-employee stock options	8,901	8,871
Warrants	6,113	6,113
Restricted stock units	1,504	1,231
Stock-settled stock appreciation rights	3,062	2,011
Series B convertible preferred stock	4,332	4,332
Series C-1 convertible preferred stock	8,955	8,955
Series D convertible preferred stock	3,593	3,593

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (our fiscal year 2009). In February 2008, the FASB formally provided a one-year deferral for the implementation of SFAS 157 only with regard to certain nonfinancial assets and liabilities. We do not expect SFAS 157 to have a significant impact on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (our fiscal year 2009). We do not expect SFAS 159 to have a significant impact on our consolidated financial statements.

SoftBrands, Inc.

Notes to Consolidated Financial Statements — (Continued)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties from a business combination after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008 (our fiscal year 2010). With the adoption of SFAS 141R, our accounting for future business combinations, if any, will change on a prospective basis beginning in the first quarter of our fiscal 2010. In relation to previous acquisitions, the provisions of SFAS 141R will require any release of valuation allowance recorded through purchase accounting to be included in our consolidated statement of operations rather than as an adjustment to goodwill. This would have a favorable impact to our consolidated operating results.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008 (our fiscal year 2010). We have not yet determined the impact, if any, of SFAS 160 on our consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures regarding derivatives and hedging activities, including (a) the manner in which an entity uses derivative instruments, (b) the manner in which derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 (our second quarter of fiscal 2009). As SFAS 161 relates specifically to disclosures, and historically we have not had any hedging activities, it will have no impact on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 (our fiscal year 2010). We have not yet determined the impact, if any, of FSP 142-3 on our consolidated financial statements.

Note 3.	Stock-Based Compensation

The SoftBrands, Inc. 2001 Stock Incentive Plan (the “2001 Plan”), as amended, reserves a total of 16,900,000 shares of our common stock for issuance under stock options, restricted stock units, stock appreciation rights, dividend rights and other share-based awards. Under the 2001 Plan, employees, directors and consultants are eligible to receive awards and the Compensation Committee of the Board of Directors is authorized to establish the terms of such awards. We promptly issue shares, out of the reservation created for the plan, from our authorized but unissued common stock, and deliver these shares upon the exercise of stock options or stock appreciation rights, or upon vesting of restricted stock units. We have no current expectation of repurchasing shares to replace the shares so issued.

SoftBrands, Inc.

Notes to Consolidated Financial Statements — (Continued)

Upon issuance, the estimated fair value of stock-based awards granted is recognized as compensation expense, on a straight-line basis, over the vesting period of the award in accordance with SFAS No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107.

The estimated fair value of restricted stock awards is based on the fair market value of our common stock on the date of grant. The fair market value of each share-based award, other than restricted stock awards, is estimated on the grant date using the Black-Scholes option pricing model and the following assumptions:

	2008	2007

Risk-fee interest rate	2.9 - 4.2%	4.5 - 4.8%
Volatility	40%	46%
Weighted average award life (years)	5.0	5.0
Dividend yield	0%	0%

The risk-free interest rate is based on the five-year Treasury constant maturity interest rate whose term is consistent with the expected life of the stock-based awards. Our volatility assumption primarily reflects the historical volatility experienced since our common stock has been listed on The American Stock Exchange. The weighted average award life, or expected life, is the estimated average length of time over which the stock options and stock appreciation rights will be exercised. This is a significant model assumption as it determines the period for which the risk-free interest rate, volatility, and dividend yield must be applied. All of these assumptions are highly subjective and our employee stock options and stock appreciation rights have characteristics that are significantly different from those of exchange traded options. As required by SFAS No. 123R, our management will continue to assess the assumptions and methodologies used to calculate the estimated fair value of stock-based compensation. Circumstances may change and additional data may become available over time which could result in changes to these assumptions, and any such changes could have a significant impact on our fair value estimates.

Our total stock-based compensation expense was $2.2 million in 2008 and $1.7 million in 2007. These charges had no impact on our reported cash flows. The allocation of stock-based compensation expense was as follows (in thousands):

	2008	2007

Cost of revenues	$248	$273
Selling and marketing expense	154	145
Research and product development expense	301	285
General and administrative expense	1,464	1,033

As of September 30, 2008, we had approximately $3.4 million, net of estimated forfeitures, of total unrecognized compensation expense related to granted stock-based awards. This expense is expected to be recognized over a weighted-average period of approximately two years.

SoftBrands, Inc.

Notes to Consolidated Financial Statements — (Continued)

Stock Options

There were no stock options granted in 2007 or 2008.  The activity for stock options was as follows (in thousands, except per unit data):

		Weighted	Weighted-Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Life (Years)	Value

Outstanding at September 30, 2006	9,653	$2.25	6.3	$611
Exercised	(273)	1.59		110
Cancelled	(1,069)	2.82

Outstanding at September 30, 2007	8,311	2.20	5.1	1,599
Exercised	(51)	1.50		20
Cancelled	(15)	1.73

Outstanding at September 30, 2008	8,245	2.21	4.1	—

Exercisable at September 30, 2008	8,063	2.22	4.1	—

Restricted Stock Units

The restricted stock units we grant generally vest, and require us to issue (subject to continued employment) 25% of the shares subject to the award on the first, second, third and fourth annual anniversaries of the grant date. The activity for restricted stock units was as follows (in thousands, except per unit data):

		Weighted
		Average
	Number of	Grant Date
	Awards	Fair Value

Outstanding at September 30, 2006	301	$2.06
Granted	1,153	1.74
Vested	(80)	2.06
Cancelled	(143)	1.87

Outstanding at September 30, 2007	1,231	1.78
Granted	825	1.80
Vested	(453)	1.82
Cancelled	(99)	1.80

Outstanding at September 30, 2008	1,504	1.78

Stock Appreciation Rights

The stock appreciation rights we grant also generally vest 25% on each of the first, second, third and fourth annual anniversaries of the grant date (subject to continued employment) and expire on the fifth anniversary of the grant date. These stock-settled stock appreciation rights entitle the employee, once vested and exercised, to receive shares of our common stock having a value on the exercise date equal to the excess

SoftBrands, Inc.

Notes to Consolidated Financial Statements — (Continued)

of the fair market value of the shares on the exercise date over the fair market value of the shares on the grant date. The activity for stock appreciation rights was as follows (in thousands, except per unit data):

		Weighted
		Average
	Number of	Grant Date
	Awards	Fair Value

Outstanding at September 30, 2006	1,414	$1.26
Granted	784	0.86
Cancelled	(187)	0.58

Outstanding at September 30, 2007	2,011	0.96
Granted	1,316	0.66
Cancelled	(265)	1.01

Outstanding at September 30, 2008	3,062	0.89

Note 4.	Supplemental Financial Statement Information

Allowance for Doubtful Accounts

The allowance for doubtful accounts activity was as follows (in thousands):

	2008	2007

Balance at beginning of period	$1,347	$1,172
Provision	860	174
Write-offs, net of recoveries and foreign currency rate impact	(548)	1

Balance at end of period	$1,659	$1,347

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment, net was comprised of the following at September 30 (in thousands):

	2008	2007

Computer software and equipment	$11,226	$11,616
Office furniture and equipment	996	636
Leasehold improvements	613	1,772

	12,835	14,024
Less: Accumulated depreciation and amortization	(10,740)	(11,422)

	$2,095	$2,602

The related depreciation and amortization expense was $1.3 million and $1.6 million for 2008 and 2007, respectively.

SoftBrands, Inc.

Notes to Consolidated Financial Statements — (Continued)

Accrued Expenses

Accrued expenses consisted of the following at September 30 (in thousands):

	2008	2007

Compensation and benefits	$2,815	$2,908
Lease obligations	912	722
Sales taxes	584	668
Preferred stock dividends	491	491
Professional services	263	396
Other	2,409	3,144

	$7,474	$8,329

Supplemental Cash Flow Information

Supplemental cash flow information for 2008 and 2007 was as follows (in thousands):

	2008	2007

Cash paid during each period for:
Interest	$1,535	$824
Income taxes	118	60
Noncash investing and financing activities:
Accrued dividends on convertible preferred stock	491	491

Note 5.	Restructuring Related Charges

A summary of our restructuring activities during 2008 and 2007 is as follows (in thousands):

	Employee
	Severance and
	Termination	Lease
	Costs	Commitments	Total

Balance at September 30, 2006	$461	$475	$936
Restructuring charges	1,705	—	1,705
Cash payments and other(1)	(1,766)	(452)	(2,218)

Balance at September 30, 2007	400	23	423
Restructuring charges	(43)	—	(43)
Cash payments and other(1)	(202)	—	(202)

Balance at September 30, 2008	$155	$23	$178

(1)	The impact of foreign currency translation, which is not significant for any period presented, is included with cash payments and other.

In 2007, we recorded restructuring costs of $1.7 million, which consisted of employee termination costs, including severance and associated outplacement costs related to a restructuring of our manufacturing software operations. This restructuring plan was designed to improve the profitability and long-term growth prospects of our manufacturing segment. We identified 63 positions for elimination which were achieved through early retirement packages offered to employees, voluntary separations, and involuntary separations. This restructuring was completed in the first quarter of fiscal 2008 when we recorded $25,000 of additional restructuring

SoftBrands, Inc.

Notes to Consolidated Financial Statements — (Continued)

costs. In the fourth quarter of fiscal 2008, certain accruals for severance costs related to this restructuring were adjusted to reflect amounts expected to be paid, and $68,000 of charges were reversed.

The restructuring accrual balances at September 30, 2006 were primarily related to a previous restructuring in our hospitality segment and to certain MAI acquisition related lease exit costs recorded in the fourth quarter of 2006. During 2007, we determined that certain of the acquisition related lease exit cost accruals were not necessary and they were reversed against the goodwill initially recorded for the respective restructuring. There have been no other significant changes to the September 30, 2006 restructuring accruals or related plans, other than payments. We expect that the remaining balance in our restructuring accrual will be paid over the next several years.

Note 6.	Acquisition

MAI Systems Corporation

On August 14, 2006, we acquired all of the outstanding shares of MAI Systems Corporation (“MAI”), and its subsidiary Hotel Information Systems (“HIS”), a provider of total information technology solutions to the hospitality, resort and destination industry. This acquisition was a key step in growing our hospitality business, adding new software solutions and a significant customer base. This acquisition will allow us to serve a wider spectrum of hotels in the chain and group hotels segments and is expected to make us a stronger competitor in the property management systems business worldwide. In connection with this acquisition, we executed a credit agreement which provided $21.0 million to finance the acquisition under a term loan maturing in 2013 (see Note 8). We also sold, on August 14, 2006 and September 8, 2006, 6,000 shares of our Series D Convertible Preferred Stock (“Series D Stock”) and warrants to purchase 400,000 shares of our common stock for gross sales proceeds of $6.0 million which was used as partial consideration for the acquisition (see Note 12). In connection with the issuance of the Series D Stock, we exchanged our Series C Convertible Preferred Stock for Series C-1 Convertible Preferred Stock (see Note 12).

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

The acquisition was accounted for under SFAS No. 141, Business Combinations, using the purchase method of accounting. The purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with any excess being allocated to goodwill. Management is responsible for determining the fair values of these assets. An independent appraisal firm, with the assistance of our management, performed a valuation of in-process

SoftBrands, Inc.

Notes to Consolidated Financial Statements — (Continued)

research and development and identifiable intangible assets, which consist of customer relationships, trade names, non-compete agreements and acquired technology. The purchase price allocation was finalized in the fourth quarter of fiscal 2007.

The following table summarizes the final allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed (in thousands):

Working capital (excluding deferred revenue)	$1,876
Property and equipment, net	633
Other non-current assets	15
Goodwill	13,174
Trade names	1,000
Identifiable intangible assets subject to amortization	8,252
In-process research and development	11,400

Total assets acquired	36,350
Less: deferred revenue	(7,146)
Less: other obligations assumed	(812)

Net assets acquired	$28,392

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

Note 7.	Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for 2008 and 2007 were as follows (in thousands):

	2008	2007

Balance, at beginning of period	$37,271	$35,021
Utilization of pre-acquisition net operating loss carryforwards	(1,619)	—
Finalization of MAI purchase accounting	—	2,242
Impact of foreign currency translation	(61)	8

Balance, at end of period	$35,591	$37,271

SoftBrands, Inc.

Notes to Consolidated Financial Statements — (Continued)

Goodwill by reportable segment was as follows at September 30 (in thousands):

	2008	2007

Manufacturing	$20,674	$22,354
Hospitality	14,917	14,917

	$35,591	$37,271

The change to goodwill in 2008 in our manufacturing segment was the result of the utilization of pre-acquisition net operating loss carryforwards for which a valuation allowance had been established in purchase accounting for our Fourth Shift acquisition in 2001. The change to goodwill in 2007 in our hospitality segment was the result of the finalization of purchase accounting for the MAI acquisition (see Note 6).

Intangible Assets

Intangible assets, net consisted of the following at September 30 (in thousands):

	2008			2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Acquired technology	$21,216	$(20,923)	$293	$21,257	$(20,479)	$778
Capitalized software development	3,707	(2,950)	757	3,707	(1,976)	1,731
Consulting and non- compete agreements	2,952	(2,244)	708	2,952	(1,290)	1,662
Customer relationships	2,700	(1,085)	1,615	2,700	(608)	2,092
Other	2,059	(1,086)	973	1,946	(776)	1,170

	$32,634	$(28,288)	$4,346	$32,562	$(25,129)	$7,433

Total amortization expense for intangible assets was $3.2 million and $3.5 million for 2008 and 2007, respectively. Amortization of acquired technology and capitalized software development used for resale is recorded as cost of revenues related to software licenses.

The estimated future annual amortization expense for intangible assets subject to amortization is as follows (in thousands):

2009	$2,329
2010	693
2011	561
2012	261
2013	80
Thereafter	422

$4,346

Note 8.  Long-Term Obligations

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

SoftBrands, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Borrowings under the revolving credit facility may be repaid and reborrowed. The term loan may be repaid at any time, subject to a prepayment penalty of $0.3 million if repaid within the first two years. All borrowings under the credit agreement must be repaid with the proceeds from asset sales not in the ordinary course of business, other indebtedness incurred, extraordinary receipts and issuances of additional equity securities, as defined. Repayment of borrowings can also be accelerated upon a default under the Credit Agreement, including failure to pay any installment of interest or principal when due, breach of covenants in the Credit Agreement, insolvency proceedings, a change of control of the Company, and certain other matters. The Agreement contains covenants requiring us, among other things, to maintain specified levels of EBITDA and specified ratios of EBITDA to fixed charges less capital expenditures measured for the twelve months ended each quarter. We also have limitations on our capital expenditures, the amount of cash we can transfer outside the United States, and on our cash balances maintained outside the United States.

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

At September 30, 2008, we had borrowings outstanding under the term loan facility of $15.9 million, at a weighted average interest rate of 5.4% per annum, and under the revolving line of credit of $7.8 million, at a weighted average interest rate of 6.0% per annum. At September 30, 2007, we had borrowings outstanding under the term loan facility of $19.1 million and under the revolving line of credit of $1.6 million.

Consulting Agreements

As part of the MAI acquisition (see Note 6), we have consulting agreements with two former officers of MAI to pay the total sum of $1.0 million over three years. These former officers are required to perform certain functions for us upon our request. Pursuant to these agreements, $0.5 million will be paid the first year, $0.3 million the second year and $0.2 million the third year. These consulting agreements have also been identified as intangible assets in our valuation of the acquisition purchase price and have been discounted at an assumed interest rate of 8%.

SoftBrands, Inc.

Notes to Consolidated Financial Statements — (Continued)

Scheduled Maturities of Long-Term Obligations

At September 30, 2008, scheduled maturities of our long-term obligations were as follows (in thousands):

2009	$3,407
2010	3,231
2011	3,231
2012	3,231
2013	2,974
Thereafter	—

16,074
Less: amounts classified as current	(3,407)

$12,667

Note 9.	Income Taxes

Our income (loss) before provision for income taxes consisted of the following (in thousands):

	2008	2007

United States	$2,436	$(1,901)
International	1,020	580

	$3,456	$(1,321)

Our provision for income taxes consisted of the following (in thousands):

	2008	2007

State and U.S.	$1,802	$52
International	240	336

	$2,042	$388

There has been no provision for U.S. taxes on the undistributed earnings of non-U.S. subsidiaries because we intend to reinvest these earnings indefinitely in operations outside of the U.S. It is not practicable to determine the liability that may be created at such time as these earnings are repatriated.

A reconciliation of the income tax provision (benefit) computed at the federal statutory rate to the provision for income taxes consisted of the following (in thousands):

	2008	2007

Tax expense at U.S. statutory rate of 34%	$1,175	$(449)
State income taxes, net of federal benefit	158	855
International taxes	(388)	299
Change in valuation allowance	734	(1,168)
Alternative minimum tax	—	79
Stock based compensation expense	109	193
Non-deductible expense	25	71
Imputed interest	89	166
Foreign dividend gross-up	86	120
Subpart F income	—	184
Permanent differences and other	54	38

	$2,042	$388

SoftBrands, Inc.

Notes to Consolidated Financial Statements — (Continued)

At September 30, 2008, we had available U.S. federal net operating loss (“NOL”) carryforwards of $28.8 million and federal tax credit carryforwards of $2.8 million. These NOL and tax credit carryforwards will expire from 2009 to 2025. The expiration of our U.S. NOL and tax credit carryforwards is as follows (in thousands):

	NOL	Tax Credit
	Carryforwards	Carryforwards

2009	$—	$300
2010	—	95
2011	—	122
2012	—	405
2013	—	300
Thereafter	28,814	1,546

	$28,814	$2,768

In addition to the amounts presented above, we had state tax credits and other carryforwards of $1.8 million which expire from 2009 to 2025.

In conjunction with an acquisition by our former parent company in April 2001, approximately $22.0 million of our NOL carryforwards and all of the tax credit carryforwards became subject to Section 382 and 383 limitations which limit the annual utilization of both carryforwards to approximately $2.0 million per year. These annual limitations accumulate if unused, provided there are not additional Section 382 and 383 limitations. These limitations may be increased to the extent we realize any built-in gains which may have existed at the time of the acquisition. At September 30, 2008, approximately $4.1 million of the $22.0 million of acquired NOL carryforwards remain. Changes in ownership since April 2001 could cause additional limitations.

In conjunction with the MAI acquisition (see Note 6), approximately $63.3 million of the MAI Systems Corporation NOL carryforwards are subject to Section 382 limitations. As a result of these limitations, only $6.3 million of the acquired NOL carryforwards are subject to utilization. At September 30, 2008, approximately $3.2 million of the acquired NOL carryforwards remain. Changes of ownership since August 14, 2006 could cause additional limitations.

In addition to the U.S. tax attributes discussed above, at September 30, 2008, we had NOL carryforwards outside the U.S. totaling $13.1 million which result in a deferred tax asset of $3.8 million. A significant portion of these international NOL carryforwards do not expire.

We record deferred taxes for the difference between the financial reporting and income tax bases of certain assets and liabilities, computed in accordance with tax laws currently in effect. The components of our worldwide deferred taxes at September 30 were as follows (in thousands):

	2008	2007

NOL and tax credit carryforwards	$17,497	$20,472
Accruals and allowances not currently deductible for tax purposes	2,283	1,848
Depreciation and amortization	(1,273)	(2,307)
Less: Valuation allowance	(18,829)	(20,370)

Net deferred tax liability	$(322)	$(357)

We have provided a full valuation allowance for the net deferred tax assets resulting from NOL carryforwards and other differences between the reported book and tax bases of certain assets and liabilities due to the uncertainty in realization of the net deferred tax assets. The original valuation allowance relating to

SoftBrands, Inc.

Notes to Consolidated Financial Statements — (Continued)

deferred tax assets acquired by our former parent company has been reduced below the original amount of $12.0 million to $9.1 million at September 30, 2008. At September 30, 2008, the deferred tax assets are net of both a deferred tax liability of $0.3 million related to timing differences on tax deductible goodwill and also a deferred tax liability of $0.02 million related to acquired intangible assets that have zero tax basis. Recognition of these acquired tax benefits, including the reversal of the related valuation allowance, will impact goodwill instead of the provision for income taxes. Consequently, income tax expense will be recorded as these deferred tax assets are realized. The September 30, 2008 income tax expense recorded due to realization of deferred tax assets is $1.6 million.

During the process of reconciling our 2007 tax return to the 2007 tax provision, we identified a dividend from a foreign subsidiary that was not properly considered in our 2007 tax provision. As described above, we have pre-acquisition net operating loss carryforwards which have full valuation allowances. The 2007 foreign dividend resulted in additional net operating loss carryforward utilization, with an impact on goodwill and the tax provision. The fiscal year 2007 tax on the dividend of approximately $0.3 million was recorded in 2008 as a discrete item and increased the annual effective tax rate by 12.3%. We do not believe that this adjustment was quantitatively or qualitatively material to our 2008 results or to any prior year earnings, earnings trends or financial statement line items. Accordingly, we have not adjusted any prior period amounts.

Based on our estimates for 2009 and beyond, we believe the uncertainty regarding the ability to realize our deferred tax assets may diminish to the point where the recognition of our deferred tax assets may be warranted in the future. If we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be recorded in the period when such determination is made.

Prior to any changes in our overall assessment in the realizability of our fully reserved deferred tax assets, as discussed above, if we generate taxable income in the U.S. or certain other international jurisdictions, and utilize pre-acquisition net operating loss carryforwards to offset this income, we will recognize income tax expense at the applicable statutory rate in our consolidated statement of operations, as the reduction in the related valuation allowance for these pre-acquisition net operating loss carryforwards will reduce goodwill rather than offset income tax expense. As discussed in Note 2, when we adopt SFAS 141R in our fiscal year 2010, changes in deferred tax asset valuation allowances from a business combination after the measurement period will impact income tax expense and not goodwill. Due to the age of the respective net operating loss carryforwards, we first must use carryforwards related to our acquisition of MAI, which we acquired in 2006 (see Note 6), followed by our carryforwards from Fourth Shift which we acquired in 2001. The MAI and Fourth Shift carryforwards both had a full valuation allowance against them at the time of acquisition, so the applicable purchase price was allocated to goodwill and not to net deferred tax assets.

Effective October 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) as required. The adoption did not have a material impact on our consolidated financial statements. At the adoption date, we had approximately $0.6 million of gross unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Gross unrecognized tax benefits at October 1, 2007	$562
Gross increases:
Prior year tax positions	—
Current year tax positions	—
Gross decreases:
Prior year tax positions	—
Settlements	—
Statute of limitation lapses	—

Gross unrecognized tax benefits at September 30, 2008	$562

SoftBrands, Inc.

Notes to Consolidated Financial Statements — (Continued)

If all of our unrecognized tax benefits were recognized, there would be no significant impact to our effective tax rate as the vast majority of our unrecognized tax benefits relate to pre-acquisition deferred tax assets with a full valuation allowance which, if realized, would reduce goodwill.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We are no longer subject to U.S. federal tax examinations for years before 2005. State jurisdictions that remain subject to examination range from 2004 to 2007. Foreign jurisdictions that remain subject to examination range from 1998 to 2007. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At the adoption date of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during 2008.

Note 10.  Commitments and Contingencies

Operating Leases

We have operating leases for our corporate headquarters, additional office space and certain office equipment. At September 30, 2008, the aggregate future minimum rental payments under these leases, net of amounts expected to be received related to the sublease of certain office space, are estimated as follows (in thousands):

2009	$3,607
2010	2,803
2011	1,423
2012	867
2013	—
Thereafter	—

$8,700

Rent expense, net of sublease income, including amounts paid under short-term arrangements, was approximately $5.1 and $4.9 million for 2008 and 2007, respectively.

Litigation

We are subject to litigation in the normal course of business. In the opinion of our management, the resolution of these matters will not have a material adverse effect on our consolidated results of operations or financial position.

Employment Agreements

We have entered into employment agreements with certain executive officers and other employees which provide for severance payments subject to certain conditions and events.

Benefit Plans

Our defined contribution 401(k) plans cover substantially all U.S. employees over 21 years of age that have met a nominal continuous service requirement. Also, certain United Kingdom employees are covered under separate defined contribution plans. We may make discretionary matching contributions to the plans based upon employee contributions. There were no matching contributions made in 2008 or 2007.

SoftBrands, Inc.

Notes to Consolidated Financial Statements — (Continued)

With the MAI acquisition (see Note 6), we have a defined benefit plan for certain past employees of the MAI business. The plan, as acquired, provides benefits based upon an employee’s compensation and years of service and was previously frozen. There are no active participants in the plan. Plan assets are bond and large cap equity funds. The projected benefit obligation was $2.1 million and $2.6 million at September 30, 2008 and 2007, respectively. The fair value of plan assets was $1.9 million and $2.3 million at September 30, 2008 and 2007, respectively. The unfunded status of the plan was $0.3 million at September 30, 2008 and $0.4 million at September 30, 2007 and is recorded in other long-term liabilities in the consolidated balance sheets.

The net periodic benefit cost of this plan was insignificant for 2008 and 2007. The key actuarial assumptions for the plan were the discount rate and expected return on plan assets. The discount rate was 8.5% and 6.0% at September 30, 2008 and 2007, respectively. The expected return on plan assets was 8% at September 30, 2008 and 2007. Estimated future benefit payments are approximately $0.2 million for each of the next five years and $1.1 million in total thereafter.

Other Contingencies and Guarantees

We are subject to other risks and contingencies inherent within our operations around the world.

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of this insurance coverage, we believe the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guaranty of Others, as they were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these agreements at September 30, 2008 or 2007.

We may enter into standard indemnification agreements in the ordinary course of business. Pursuant to such agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party (generally our resellers or customers) in connection with any United States patent or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements at September 30, 2008 or 2007.

We warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the license products to the customer. Additionally, we warrant that our maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history; however, we have never incurred significant expense under our product or service warranties. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements at September 30, 2008 or 2007.

SoftBrands, Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 11.	Segment Reporting

We disclose segment information in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which established standards for disclosure of financial information related to operating segments of a company as well as disclosure requirements for customer and geographic information. SFAS No. 131 defines an operating segment as a component of a company for which operating results are reviewed regularly by the chief operating decision-maker to determine resource allocation and assess performance. We have two reportable segments under the guidelines of SFAS No. 131, Manufacturing and Hospitality, and each derive their revenues from licensing proprietary software systems; providing customer support, training, consulting and installation services related to this software; and through the resale of complementary third-party software licenses and hardware. The accounting policies of our reportable segments are the same as those described in our Summary of Significant Accounting Policies (see Note 2). Total assets are not allocated to our Manufacturing and Hospitality segments for internal reporting purposes.

Financial information by segment is as follows (in thousands):

	Manufacturing	Hospitality	Consolidated

Year Ended September 30, 2008
Revenues	$49,491	$49,201	$98,692
Depreciation and amortization	1,328	3,231	4,559
Operating income (loss)	10,318	(5,965)	4,353
Capital expenditures	412	535	947
Year Ended September 30, 2007
Revenues	$50,346	$43,034	$93,380
Depreciation and amortization	1,781	3,289	5,070
Operating income (loss)	5,155	(4,416)	739
Capital expenditures	479	554	1,033

Corporate costs associated with the overall management of the Company, including financing, accounting, legal, human resources, information technology, directors, insurance, marketing, public company compliance and other overhead costs are allocated to the Manufacturing and Hospitality segments based on average headcount.

The United States and United Kingdom were the only countries from which we generated revenues exceeding 10% of consolidated revenues for 2008 and 2007. Revenues by geographic location were as follows (in thousands):

	2008	2007

United States	$60,684	$54,501
United Kingdom	16,691	18,683
Other	21,317	20,196

	$98,692	$93,380

Long-lived assets by geographic location at September 30 were as follows (in thousands):

	2008	2007

United States	$1,093	$1,318
Other	1,002	1,284

	$2,095	$2,602

SoftBrands, Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 12.	Stockholders’ Equity

A summary of our capitalization at September 30 was as follows (in thousands):

	2008		2007
		Equivalent		Equivalent
		Common		Common
	Securities	Shares, if	Securities	Shares, if
	Outstanding	Converted	Outstanding	Converted

Common stock	41,931	41,931	41,391	41,391
Preferred stock:
Series A	—	—	—	—
Series B	4,332	4,332	4,332	4,332
Series C-1	18	8,955	18	8,955
Series D	6	3,593	6	3,593

Subtotal		58,811		58,271
Employee and non-employee stock options (see Note 3)	8,901	8,901	8,871	8,871
Restricted stock units (see Note 3)	1,504	1,504	1,231	1,231
Stock appreciation rights (see Note 3)	3,062	3,062	2,011	2,011
Warrants	6,113	6,113	6,113	6,113

Total equivalent common shares, if converted		78,391		76,497

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

Series B Convertible Preferred Stock

In July 2004, our Board of Directors designated the terms of 4,331,540 shares of Series B Convertible Preferred Stock (“Series B Stock”), all of which were issued in August 2004 in a transaction with an investor that involved the exchange of this preferred stock and a warrant to purchase 4,017,000 shares of common stock for a put warrant previously held by the investor.

SoftBrands, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Mandatory Conversion.  All outstanding shares of Series B Stock will automatically convert into shares of our common stock if at any time we complete a firm commitment underwritten public offering of shares of common stock in which (i) the net proceeds are at least $25.0 million, (ii) the market value of the common stock is not less than $100.0 million and (iii) the price paid by the public for the shares is not less than $2.00 per share, as adjusted. Alternatively, the Series B Stock will convert into common stock if at any time (i) the common stock is registered under Section 12(b) or 12(g) of the Securities Exchange Act of 1934 and such securities are listed on a national exchange or quoted on the NASDAQ, (ii) the market value of the common stock is not less than $100.0 million, and (iii) the average trading volume during the previous six weeks exceeds 4% of the number of shares of common stock then outstanding.

Voting.  Holders of the Series B Stock have the right to vote with the holders of our common stock on all matters on an as-converted basis. Holders of the Series B Stock also have special voting rights to approve by a majority (i) a liquidation, merger or consolidation, (ii) the sale of all, or substantially all, of our assets, (iii) any amendment to our articles of incorporation or bylaws that adversely affects the rights of the holders of Series B Stock, and (iv) the creation of any senior class of stock.

Series C and Series C-1 Convertible Preferred Stock

In accordance with authorization from our Board of Directors for a series of 18,000 shares of Series C Convertible Preferred Stock (“Series C Stock”), we sold 18,000 shares of Series C Stock, together with warrants to purchase 1.2 million shares of our common stock to equity investors on August 17, 2005 for aggregate consideration of $18.0 million. The relative fair value of the warrants issued, using the Black-Scholes option pricing model, was approximately $1.4 million. The Series C Stock was subsequently exchanged on a share for share basis for Series C-1 Convertible Preferred Stock (“Series C-1 Stock”) on August 14, 2006 in connection with the issuance and sale of the Series D Preferred Stock described below. The Series C-1 Stock is identical to the Series C Stock except that it carries a dividend of 8% per annum, rather than the 6% that the Series C Stock carried. We had previously recorded the Series C Stock on our balance sheet at $15.0 million, which was net of issuance costs and an amount allocated to common stock warrants. A deemed fair value of $18.0 million was assigned to the newly issued Series C-1 Stock and the $2.9 million difference between the previous carrying value of the Series C Stock and the new fair value of the Series C-1 Stock was recorded as a deemed dividend in August 2006.

The terms of the Series C-1 Stock and Series C Stock for which they were exchanged are as follows:

Dividends.  Mandatory dividends, whether or not earned, of 6% of face value per annum for the Series C Stock and 8% for the Series C-1 Stock (paid in two semi-annual installments).

SoftBrands, Inc.

Notes to Consolidated Financial Statements — (Continued)

Liquidation.  A liquidation preference over the common stock, but on a par with the Series B Stock, of $1,000 per share plus any declared but unpaid dividends.

Conversion.  Convertible, at the option of the holder, into shares of common stock, based on the ratio of its face value ($1,000) to the conversion price (initially $2.01 per share). The conversion price is subject to adjustment on a weighted average basis for new issuances below the conversion price or below 80% of the market price.

Redemption/Automatic Conversion.  Redeemable by the Company at face value plus accrued dividends, or may be automatically converted into common stock, commencing August 17, 2007, subject to satisfaction of a number of conditions, including a condition that (i) the market price of our common stock is at least twice the conversion price for at least 30 consecutive trading days prior to redemption or conversion, (ii) the trading volume during that measurement period is at least 95% of the volume during the preceding 90 days, and (iii) the preferred stock that is redeemed is convertible into common stock representing no more than 75% of the trading volume during the measurement period. Further, in the event of a change of control approved by the Board of Directors, a holder may elect to cause us to redeem that holder’s shares at face value plus accrued dividends.

Voting.  Voting on the basis of one vote for each share of common stock into which it may be converted on most matters submitted to stockholders. So long as the initial investors hold at least 20% of the Series C-1 Stock or the common stock into which it is converted, the holders of Series C-1 Stock have the right, by majority vote, to elect one member of our Board of Directors. We are also prohibited, without the vote of holders of 75% of the outstanding Series C-1 Stock, from (i) amending the certificate of designations that created the Series C-1 Stock or our certificate of incorporation in a manner adverse to the designations that created the Series C-1 Stock, (ii) issuing any senior capital stock, or debt security convertible into senior capital stock, directly or through any recapitalization, and (iii) paying or declaring any dividends or distributions, other than as required under the outstanding preferred stock.

Series D Convertible Preferred Stock

In accordance with authorization from our Board of Directors for a series of 6,673 shares of Series D Convertible Preferred Stock (“Series D Stock”), we sold 5,000 shares of Series D Stock, together with warrants to purchase 333,333 shares of common stock on August 14, 2005 for $5.0 million, and sold an additional 1,000 shares of Series D Stock, together with warrants to purchase 66,667 shares of common stock, on September 8, 2006 for $1.0 million. The relative fair value of the warrants issued, using the Black-Scholes option pricing model, was $0.5 million. We recorded a non-cash charge of $0.8 million related to a beneficial conversion feature on the Series D Stock. We sold the $6.0 million face value of Series D Stock with a conversion price of $1.67 per share, equal to the market price of our common stock when we closed the transaction. The conversion feature entitles the holders of the Series D Stock to acquire approximately 3.6 million shares of our common stock. Because we sold the Series D Stock with warrants to purchase our common stock, and also incurred issuance costs, the value assigned to these items was deducted from the face amount of the Series D Stock. Therefore, the Series D Stock was treated as if it were sold for less than market value, and this “less than market” conversion value is considered a beneficial conversion feature that was recognized as a charge on the issuance dates in August and September 2006.

The terms of the Series D Stock are as follows:

Dividends.  Mandatory dividends, whether or not earned, of 8% per annum (paid in two semi-annual installments).

Liquidation.  A liquidation preference over the common stock, but on a par with the Series B and Series C-1 Stock, of $1,000 per share plus any declared but unpaid dividends.

SoftBrands, Inc.

Notes to Consolidated Financial Statements — (Continued)

Conversion.  Convertible, at the option of the holder, into shares of common stock, based on the ratio of its face value ($1,000) to the conversion price (initially $1.67 per share). The conversion price is subject to adjustment on a weighted average basis for new issuances by the Company below the conversion price or below 80% of the market price.

Redemption/Automatic Conversion.  Redeemable by the Company at face value plus accrued dividends, or may be automatically converted into common stock, commencing August 14, 2008, subject to satisfaction of a number of conditions, including a condition that (i) the market price of our common stock is at least twice the conversion price for at least 30 consecutive trading days prior to redemption or conversion, (ii) the trading volume during that measurement period is at least 95% of the volume during the preceding 90 days, and (iii) the preferred stock that is redeemed is convertible into common stock representing no more than 75% of the trading volume during the measurement period. Further, in the event of a change of control approved by the Board of Directors, a holder may elect to cause us to redeem that holder’s shares at face value plus accrued dividends.

Voting.  Voting on the basis of one vote for each share of common stock into which it may be converted on most matters submitted to stockholders. So long as the initial investors hold at least 20% of the Series D Stock or the common stock into which it is converted, and if there is not a director representing the Series C-1 Stock, the holders of Series D Stock have the right, by majority vote, to elect one member of our Board of Directors. We are also prohibited, without the vote of holders of 75% of the outstanding Series D Stock, from (i) amending the certificate of designations that created the Series D Stock or our certificate of incorporation in a manner adverse to the designations that created the Series D Stock, (ii) issuing any senior capital stock, or debt security convertible into senior capital stock, directly or through any recapitalization, and (iii) paying or declaring any dividends or distributions, other than as required under the outstanding preferred stock.

Warrants and Non-Employee Stock Options

We have outstanding warrants to purchase approximately 6,113,000 shares of our common stock at September 30, 2008. These warrants expire between 2009 and 2015 and have a weighted average exercise price of $1.43 per share at September 30, 2008. As described above, the majority of these outstanding warrants were issued in conjunction with previous debt and the issuance of the Series C and Series D Stock agreements. Although the previous debt has been retired, the warrant remains outstanding and the agreement under which it was issued provides one of our equity investors with board representation rights, information rights, and a right of first refusal to acquire its pro-rata portion, based on the fully-diluted shares outstanding, of any securities that we issue in a private transaction, subject to certain exceptions which include up to 8.4 million shares issued under options granted under our Stock Incentive Plan. Because we have issued options and other stock-based benefits in excess of such amount, we have periodically been required to grant to this equity investor its pro-rata portion of the options in excess of this amount. In accordance with this provision, we have issued approximately 656,000 options to purchase our common stock to this equity investor with exercise prices ranging from $1.50 to $2.13 per share. All of these stock options were outstanding at September 30, 2008.

Rights Plan

Effective November 26, 2002, our Board of Directors adopted a shareholder rights plan under which we issue one preferred share purchase right (“Right”) for each of our common shares. If they become exercisable, each Right will entitle its holder to purchase one one-hundredth of a share of Series A Stock at an exercise price of $15.00, subject to adjustment. The Rights are exercisable if a person or group acquires beneficial ownership of 10% or more of our outstanding voting stock (subject to certain exemptions), if we enter into a consolidation or merger, or if we sell a majority of our assets or earning power. The Rights expire on November 26, 2012 and may be redeemed earlier by the Board of Directors for $0.005 per Right.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

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

For the period ended September 30, 2008, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management (with the participation of our principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that, as of September 30, 2008, our internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm, PricewaterhouseCoopers LLP, regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of this Annual Report on Form 10-K with respect to identification of our executive officers and directors, our Code of Ethics and our standing Audit Committee and those of its members who are audit committee financial experts is set forth under the captions “Election Of Directors,” “Information About Our Board Of Directors And Its Committees, And Other Corporate Governance Matters” and “Executive Compensation” in our 2009 Proxy Statement and is incorporated herein by reference.

The information required by Item 10 of this Annual Report on Form 10-K with respect to compliance with Section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2009 Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 of this Annual Report on Form 10-K is set forth under the caption “Executive Compensation” in our 2009 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of this Annual Report on Form 10-K is set forth under the captions “Security Ownership Of Certain Beneficial Owners And Management” in our 2009 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 of this Annual Report on Form 10-K is set forth under the caption “Certain Transactions” in our 2009 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of this Annual Report on Form 10-K is set forth under the caption “Relationship With Independent Registered Public Accounting Firm” in our 2009 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

1. Financial Statements

The following Report of Independent Registered Public Accounting Firm and consolidated financial statements of the Company are contained in Item 8 of this Annual Report on Form 10-K:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets at September 30, 2008 and 2007

•	Consolidated Statements of Operations for the Years Ended September 30, 2008 and 2007

•	Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended September 30, 2008 and 2007

•	Consolidated Statements of Cash Flows for the Years Ended September 30, 2008 and 2007

•	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

All financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

(b) Exhibits

2.2	Liquidating Trust Agreement dated as of July 1, 2002 (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))
2.4	Merger Agreement dated as of July 28, 2006 among SoftBrands, Inc, SBN Acquisition Corp., MAI Systems Corporation, and William Brian Kretzmer as Stockholders’ Representative (incorporated by reference to our Current Report on Form 8-K filed August 18, 2006 (File No. 0-51118))
2.5	Escrow Agreement dated as of August 14, 2006 among SoftBrands, Inc., MAI Systems Corporation, William Brian Kretzmer as Stockholders’ Representative, and Wells Fargo Bank, National Association (incorporated by reference to our Current Report on Form 8-K filed August 18, 2006 (File No. 0-51118))
3.1	Second Restated Certificate of Incorporation, as amended (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))
3.2	Certificate of Designation of Series A Preferred Stock (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))
3.3	Certificate of Designation of Preferences, Privileges, Powers and Rights of Series B Convertible Preferred Stock (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))
3.4	Bylaws (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))
3.5	Certificate of Designations, Preferences and Rights of Series C-1 Convertible Preferred Stock (incorporated by reference to our Current Report on Form 8-K filed August 18, 2006 (File No. 0-51118))
3.6	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock (incorporated by reference to our Current Report on Form 8-K filed August 18, 2006 (File No. 0-51118))
4.1	Rights Agreement dated as of November 26, 2002 between SoftBrands, Inc. and Wells Fargo Bank Minnesota, National Association (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))

4.2		First Amendment, dated as of August 17, 2005, to the Rights Agreement, dated as of November 26, 2002, between SoftBrands, Inc. and Wells Fargo Bank, National Association (incorporated by reference to our Current Report on Form 8-K filed August 23, 2005 (File No. 0-51118))
4.3		Second Amendment, dated as of August 14, 2006, to the Rights Agreement, dated as of November 26, 2002, between the SoftBrands, Inc. and Wells Fargo Bank, National Association (incorporated by reference to our Current Report on Form 8-K filed August 18, 2006 (File No. 0-51118))
4.4		Credit Agreement dated as of August 14, 2006, among SoftBrands, Inc., SoftBrands Manufacturing, Inc., SoftBrands Licensing, Inc., SoftBrands International, Inc., MAI Systems Corporation, Hotel Information Systems, Inc., CLS Software International, Inc., the Lenders signatory thereto, and Wells Fargo Foothill, Inc., as Arranger and Administrative Agent (incorporated by reference to our Current Report on Form 8-K filed August 18, 2006 (File No. 0-51118))
4.5		2001 Stock Incentive Plan (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))
*4	.6	Form of Incentive Stock Option Agreement (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))
*4	.7	Form of Director Non-Qualified Stock Option (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 (File No. 0-51118))
*4	.8	Form of Stock Award Agreement (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 (File No. 0-51118)
*4	.9	Form of Cliff-vested Stock Award granted to Gregg Waldon on October 1, 2006 (incorporated by reference to our Current Report on Form 8-K filed October 5, 2006 (File No. 0-51118)
*4	.10	Form of Stock Appreciation Right Agreement (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 (File No. 0-51118)
4.11		Senior Subordinated Secured Note and Warrant Purchase Agreement between SoftBrands, Inc. and certain of its subsidiaries and Capital Resource Partners IV, L.P. dated as of November 26, 2002 (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))
4.12		Amendment No. 1 to Senior Subordinated Note and Warrant Purchase Agreement effective as of September 30, 2003 (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))
4.13		Amendment No. 2 to Senior Subordinated Note and Warrant Purchase Agreement effective as of August 18, 2004 (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))
4.14		Amendment No. 3 to Senior Subordinated Note and Warrant Purchase Agreement effective as of September 30, 2004 (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))
4.16		Common Stock Purchase Warrant between SoftBrands, Inc. and Capital Resource Partners IV, L.P. dated August 18, 2004 (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))
4.17		Amended and Restated Investor Rights Agreement dated August 17, 2005 among SoftBrands, Inc., ABRY Mezzanine Partners, L.P. and Capital Resource Partners IV, L.P (incorporated by reference to our Current Report on Form 8-K filed August 23, 2005 (File No. 0-51118))
4.18		First Amendment dated August 14, 2006 to Amended and Restated Investor Rights Agreement dated August 17, 2005 among SoftBrands, Inc., ABRY Mezzanine Partners, L.P. and Capital Resource Partners IV, L.P (incorporated by reference to our Current Report on Form 8-K filed August 18, 2006 (File No. 0-51118))
4.19		Form of Stock Purchase Warrant dated August 17, 2005 (incorporated by reference to our Current Report on Form 8-K filed August 23, 2005 (File No. 0-51118))
4.20		Form of Stock Purchase Warrant dated August 14, 2006 (incorporated by reference to our Current Report on Form 8-K filed August 18, 2006 (File No. 0-51118))
4.21		Series C Convertible Preferred Stock and Warrant Purchase Agreement dated as of August 17, 2005 among SoftBrands, Inc., ABRY Mezzanine Partners, L.P. and Capital Resource Partners IV, L.P. (incorporated by reference to our Current Report on Form 8-K filed August 23, 2005 (File No. 0-51118))

4.22		First Amendment, Waiver And Consent To Series C Convertible Preferred Stock And Warrant Purchase Agreement dated August 14, 2006, among SoftBrands, Inc., ABRY Mezzanine Partners, L.P. and Capital Resource Partners IV, L.P. (incorporated by reference to our Current Report on Form 8-K filed August 18, 2006 (File No. 0-51118))
4.24		Series D Convertible Preferred Stock and Warrant Purchase Agreement dated as of August 14, 2006 among SoftBrands, Inc., ABRY Mezzanine Partners, L.P. and Capital Resource Partners IV, L.P. (incorporated by reference to our Current Report on Form 8-K filed August 18, 2006 (File No. 0-51118))
*10	.4	Amended and Restated Employment Agreement Effective as of January 1, 2004 between Randal Tofteland and SoftBrands, Inc. (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))
*10	.7	Form of Indemnification Agreement with Officers (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))
10.8		Restated and Amended Lease — Meridian Crossings Dated May 1, 1998 (incorporated by reference to our Registration on Form 10 filed January 14, 2005 (File No. 0-51118))
10.9		Lease dated August 16, 1996 between Lloyds Bank S.F. Nominees Limited and FourthShift (UK) Limited (incorporated by reference to our Registration on Form 10/A1 filed March 15, 2005 (File No. 0-51118))
10.11		SAP Business One Software Marketing and Distribution Agreement between SAP America, Inc. and SoftBrands, Inc. dated November 15, 2004 (incorporated by reference to our Annual Report on Form 10-K for the year ended September 30, 2005 (File No. 0-51118))
10.13		First Amendment to Credit Agreement (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 0-51118))
10.14		Second Amendment to Credit Agreement (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 as filed May 15, 2007 (File No. 0-051118))
*10	.15	Form of Severance Pay Agreement dated May 17, 2006 with Gregg Waldon (incorporated by reference to our Annual Report on Form 10-K for the year ended September 30, 2007 (File No. 001-32711))
10.16		Sublease dated December 5, 2007, by and between SoftBrands Manufacturing, Inc. and United HealthCare Services, Inc. (incorporated by reference to our Annual Report on Form 10-K for the year ended September 30, 2007 (File No. 001-32711))
10.17		Sublease dated December 5, 2007, by and between Mercer (US) Inc., f/k/a William M. Mercer, Incorporated and Mercer Human Resource Consulting, Inc. and SoftBrands Manufacturing, Inc. (incorporated by reference to our Annual Report on Form 10-K for the year ended September 30, 2007 (File No. 001-32711))
10.18		Limited Waiver to Credit Agreement dated July 31, 2007 (incorporated by reference to our Annual Report on Form 10-K for the year ended September 30, 2007 (File No. 001-32711))
10.19		Third Amendment to Credit Agreement (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007 (File No. 001-32711))
10.20		Fourth Amendment to Credit Agreement (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-32711))
10.21		Amendment No. 1 to Severance Pay Agreement with Gregg Waldon dated May 12, 2008 (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-32711))
21.0		Subsidiaries of the Registrant
23.1		Consent of Independent Registered Public Accounting Firm
31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Randal B. Tofteland
31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Gregg A. Waldon
32.0		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

*	Executive compensation arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOFTBRANDS, INC.

By:	/s/ GREGG A. WALDON
Gregg A. Waldon
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

Date: December 10, 2008

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Randal B. Tofteland or Gregg A. Waldon, his/her attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to the Annual Report on Form 10-K for the fiscal year ended September 30, 2008 and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RANDAL B. TOFTELAND Randal B. Tofteland	Chief Executive Officer and Director (Principal executive officer)	December 10, 2008

/s/ GREGG A. WALDON Gregg A. Waldon	Senior Vice President and Chief Financial Officer (Principal financial and accounting officer)	December 10, 2008

/s/ DANN V. ANGELOFF Dann V. Angeloff	Director	December 10, 2008

/s/ GEORGE H. ELLIS George H. Ellis	Director	December 10, 2008

/s/ JOHN HUNT John Hunt	Director	December 10, 2008

/s/ W. DOUGLAS LEWIS W. Douglas Lewis	Director	December 10, 2008

/s/ JEFFREY J. VORHOLT Jeffrey J. Vorholt	Director	December 10, 2008

/s/ ELAINE WETMORE Elaine Wetmore	Director	December 10, 2008