Form 10-Q
period 2008-12-31
SoftBrands, Inc.
filed 2009-02-13
CIK 1311926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-32711
SoftBrands, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-2021446 (I.R.S. Employer Identification No.)

800 LaSalle Avenue, Suite 2100 Minneapolis, Minnesota (Address of principal executive offices)	55402 (Zip Code)
(612) 851-1500
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑     NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐     NO ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share (Title of class)	44,767,667 (Outstanding at January 31, 2009)

SoftBrands, Inc.
Quarterly Report on Form 10-Q

PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements

SoftBrands, Inc.
Consolidated Balance Sheets

	December 31,	September 30,
(In thousands, except share and per share data)	2008	2008
	(Unaudited)	(See Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$10,857	$11,948
Accounts receivable, net	24,730	21,665
Prepaid expenses and other current assets	5,012	4,791

Total current assets	40,599	38,404
Furniture, fixtures and equipment, net	1,880	2,095
Goodwill	35,309	35,591
Intangible assets, net	3,636	4,346
Other long-term assets	229	425

Total assets	$81,653	$80,861

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$3,360	$3,407
Revolving loan	8,076	7,782
Accounts payable	4,431	5,194
Accrued expenses	6,813	7,474
Deferred revenue	21,127	21,500
Other current liabilities	3,162	2,820

Total current liabilities	46,969	48,177
Long-term obligations	11,857	12,667
Other long-term liabilities	496	487

Total liabilities	59,322	61,331

Commitments and contingencies (Note 4)
Stockholders’ equity:
Series A and undesignated preferred stock, $.01 par value; 10,647,973 shares authorized; no shares issued or outstanding	—	—
Series B convertible preferred stock, $.01 par value; 4,331,540 shares authorized, issued and outstanding; liquidation value of $4,591	5,068	5,068
Series C-1 convertible preferred stock, $.01 par value; 18,000 shares authorized, issued and outstanding; liquidation value of $18,000 plus unpaid dividends of $0 and $368, respectively	18,000	18,000
Series D convertible preferred stock, $.01 par value; 6,673 shares authorized, 6,000 shares issued and outstanding; liquidation value of $6,000 plus unpaid dividends of $0 and $123, respectively	5,051	5,051
Common stock, $.01 par value; 110,000,000 shares authorized; 44,325,827 and 41,931,386 shares issued and outstanding, respectively	443	419
Additional paid-in capital	175,279	174,348
Accumulated other comprehensive loss	(1,144)	(939)
Accumulated deficit	(180,366)	(182,417)

Total stockholders’ equity	22,331	19,530

Total liabilities and stockholders’ equity	$81,653	$80,861

The accompanying notes are an integral part of these consolidated financial statements.

SoftBrands, Inc.
Consolidated Statements of Operations

	Three Months Ended
	December 31,
(In thousands, except per share data)	2008	2007
	(Unaudited)	(Unaudited)

Revenues:
Software licenses	$6,739	$2,997
Maintenance and support	12,944	13,564
Professional services	4,906	4,926
Third-party software and hardware	963	762

Total revenues	25,552	22,249

Cost of revenues:
Software licenses	1,090	588
Maintenance and support	3,833	4,005
Professional services	4,290	4,113
Third-party software and hardware	898	732

Total cost of revenues	10,111	9,438

Gross profit	15,441	12,811

Operating expenses:
Selling and marketing	4,009	4,952
Research and product development	4,028	3,759
General and administrative	4,979	5,310
Restructuring related charges	—	25

Total operating expenses	13,016	14,046

Operating income (loss)	2,425	(1,235)
Interest expense	(345)	(492)
Other income, net	36	357

Income (loss) from continuing operations before provision for (benefit from) income taxes	2,116	(1,370)
Provision for (benefit from) income taxes	427	(1,037)

Income (loss) from continuing operations	1,689	(333)
Income from discontinued operations, net of tax	362	—

Net income (loss)	2,051	(333)
Preferred stock dividends	(491)	(491)

Net income (loss) available to common shareholders	$1,560	$(824)

Weighted-average shares outstanding:
Basic	46,294	41,419

Diluted	46,391	41,419

Basic and diluted earnings (loss) per common share:
Continuing operations	$0.02	$(0.02)
Discontinued operations	0.01	—

Net income (loss) available to common shareholders	$0.03	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

SoftBrands, Inc.
Consolidated Statements of Cash Flows

	Three Months Ended December 31,
(In thousands)	2008	2007
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Income (loss) from continuing operations	$1,689	$(333)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Deferred income taxes	249	—
Amortization	693	831
Depreciation	255	423
Stock-based compensation	459	801
Provision for doubtful accounts	255	192
Other	(12)	—
Change in operating assets and liabilities:
Accounts receivable	(3,197)	(501)
Prepaid expenses and other current assets	(221)	(1,340)
Accounts payable	(763)	145
Accrued expenses	(349)	181
Deferred revenue	(373)	434
Other current liabilities	520	777
Other long-term assets and liabilities	184	(316)

Net cash provided by (used in) continuing operations	(611)	1,294
Net cash provided by discontinued operations	362	—

Net cash provided by (used in) operating activities	(249)	1,294

Cash flows from investing activities:
Purchases of furniture, fixtures and equipment	(135)	(284)
Purchase of intangible assets	—	(129)
Change in restricted cash	—	64

Net cash used in investing activities	(135)	(349)

Cash flows from financing activities:
Short-term borrowings, net of repayments	294	1,011
Repayment of long-term obligations	(857)	(879)
Net proceeds from issuance of common stock from stock options	—	76

Net cash provided by (used in) financing activities	(563)	208

Effect of exchange rates on cash balances	(144)	109

Change in cash and cash equivalents	(1,091)	1,262
Cash and cash equivalents:
Beginning of period	11,948	8,682

End of period	$10,857	$9,944

The accompanying notes are an integral part of these consolidated financial statements.

SoftBrands, Inc.
Notes to Consolidated Financial Statements
Note 1. General
Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. We have included all normal recurring adjustments considered necessary to give a fair statement of our consolidated financial position, results of operations and cash flows for the interim periods shown. Operating results for these interim periods are not necessarily indicative of the results to be expected for the full fiscal year. The September 30, 2008 balance sheet data was derived from our audited financial statements at that date. For further information, refer to the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.
Consolidation
     The accompanying unaudited consolidated financial statements include the accounts of SoftBrands, Inc. and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.
Use of Estimates
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates.
Fiscal Periods
     Our fiscal year is from October 1 to September 30. Unless otherwise stated, references herein to our first quarter relate to the three month period ended December 31. References to the years 2009 and 2008 relate to our fiscal years ended September 30, 2009 and 2008, respectively.
Liquidity
     We were profitable in fiscal year 2008 and first quarter 2009; however, prior to these periods we have incurred losses before income taxes for several years. We have negative working capital, due primarily to deferred revenue; and have a significant accumulated deficit. We believe that cash flows from operations together with our cash and cash equivalents and borrowing capacity under our revolving credit facility will be sufficient to meet our commitments and our cash requirements for at least the next twelve months. Our credit agreement requires us to satisfy specific financial and operational covenants, including the requirement to maintain, at the end of each calendar quarter, a minimum level of earnings before interest, taxes, depreciation and amortization (“EBITDA”) measured for the twelve months then ended. This minimum EBITDA requirement for the twelve months ended December 31, 2008, and each quarter thereafter, is $12.0 million. Our actual EBITDA, calculated according to the credit agreement, was $14.5 million for the twelve months ended December 31, 2008.
     While we are currently in compliance with the covenants in our credit agreement, and expect to be in the future, we have been required to renegotiate debt agreements in the past when we violated certain covenants. We cannot be certain that, if we were to violate the credit agreement in the future, the lender would be agreeable to renegotiation. If they were not, we would be required to find alternative financing to repay the debt, or risk that the lender would seek to dispose of some or all of our assets to repay the debt. We currently do not have arrangements for alternative financing, and if we were forced to obtain financing in a short period of time to avoid default, financing might not be available, or the terms of that financing might be very disadvantageous to us and to our stockholders.

New Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. However, the application of SFAS 157 may change current practice for some entities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years (our fiscal year 2009). In February 2008, the FASB issued FASB Staff Position FAS 157-2 (“FSP FAS 157-2”) Effective Date of FASB Statement No. 157 which delays the effective date of SFAS 157, for non-financial assets and non-financial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis, to fiscal years beginning after November 15, 2008 (our fiscal year 2010). These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and non-financial liabilities assumed in a business combination. We have not applied the provisions of SFAS 157 to our non-financial assets and non-financial liabilities in accordance with FSP FAS 157-2.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R expands the definition of a business and a business combination and will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties from a business combination after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008 (our fiscal year 2010). With the adoption of SFAS 141R, our accounting for future business combinations, if any, will change on a prospective basis beginning in the first quarter of 2010. In relation to previous acquisitions, the provisions of SFAS 141R will require any release of valuation allowance recorded through purchase accounting to be included in income taxes, rather than as an adjustment to goodwill, which would have a favorable impact to our consolidated statement of operations. Furthermore, as a result of the expansion of the definition of a business, for goodwill impairment testing purposes we may have additional reporting units under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, upon adoption of SFAS 141R.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008 (our fiscal year 2010). We have not yet determined the impact, if any, of SFAS 160 on our consolidated financial statements.
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures regarding derivatives and hedging activities, including (a) the manner in which an entity uses derivative instruments, (b) the manner in which derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 (our second quarter of fiscal 2009). As SFAS 161 relates specifically to disclosures, and historically we have not had any hedging activities, it will have no impact on our consolidated financial statements.
     In April 2008, the FASB issued FASB Staff Position 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 (our fiscal year 2010). We have not yet determined the impact, if any, of FSP 142-3 on our consolidated financial statements.

     In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05”). EITF 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008 (our fiscal year 2010). Early adoption for an existing instrument is not permitted. We have not yet determined the impact, if any, of EITF 07-05 on our consolidated financial statements.
Note 2. Goodwill and Intangible Assets
Goodwill
     The carrying amount of goodwill by reportable segment was as follows (in thousands):

	December 31,	September 30,
	2008	2008

Manufacturing	$20,392	$20,674
Hospitality	14,917	14,917

	$35,309	$35,591

     The change in the carrying amount of goodwill was primarily the result of the utilization of pre-acquisition net operating loss carry forwards in our manufacturing segment for which a valuation allowance had been established in purchase accounting for our Fourth Shift acquisition in 2001.
     In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, we are required to assess the carrying amount of our goodwill for potential impairment annually or more frequently if circumstances indicate that impairment may have occurred. Historically, our market capitalization has been well above the carrying value of our equity and there has been no indication of potential impairment. The results of our most recent annual assessment performed at the end of fiscal 2008 did not indicate any impairment of our goodwill.
     During first quarter 2009 the price of our common stock was significantly impacted by the volatility in the U.S. equity markets. The market price of our common stock ranged from a low of $0.15 per share to a high of $1.00 per share during first quarter 2009. The market value of our consolidated equity was calculated at $23.3 million as of December 31, 2008 which exceeded the carrying value of $22.3 million. The continued market volatility, and the volatility in our stock price, does not indicate to us that there has been a significant and permanent decline in our market capitalization where our goodwill would be impaired.
     We believe that the fair value of our company exceeds our market capitalization because our fair value should include a control premium. A control premium is the amount that a buyer is willing to pay over the current market price of a company as indicated by the traded price per share (i.e. market capitalization), in order to acquire a controlling interest. The premium is justified by the expected synergies, such as the expected increase in cash flow resulting from cost savings and revenue enhancements. Because our market capitalization exceeded the carrying value of our consolidated equity as of December 31, 2008 before considering a control premium, this market volatility did not cause us to complete a formal step 1 impairment test. Since December 31, 2008, the price of our common stock has increased slightly; however, continued uncertainty in market conditions may continue to negatively impact our market capitalization, and we will continue to monitor and evaluate the carrying value of our goodwill.

Intangible Assets
     Intangible assets were as follows (in thousands):

	December 31, 2008			September 30, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Acquired technology	$21,220	$(20,993)	$227	$21,216	$(20,923)	$293
Capitalized software development	3,707	(3,166)	541	3,707	(2,950)	757
Consulting and non compete agreements	2,952	(2,491)	461	2,952	(2,244)	708
Customer relationships	2,700	(1,205)	1,495	2,700	(1,085)	1,615
Other	2,037	(1,125)	912	2,059	(1,086)	973

	$32,616	$(28,980)	$3,636	$32,634	$(28,288)	$4,346

     Total amortization expense for intangible assets was $0.7 million for first quarter 2009 and $0.8 million for first quarter 2008. Amortization of acquired technology and capitalized software development used for resale is recorded as cost of revenues related to software licenses.
     The estimated future annual amortization expense for intangibles subject to amortization is as follows (in thousands):

Remainder of 2009	$1,574
2010	730
2011	567
2012	260
2013	79
Thereafter	426

$3,636

Note 3. Accrued Expenses
     Accrued expenses were as follows (in thousands):

	December 31,	September 30,
	2008	2008

Compensation and benefits	$2,601	$2,815
Sales taxes	734	584
Lease obligations	644	912
Professional services	326	263
Preferred stock dividends	—	491
Other	2,508	2,409

	$6,813	$7,474

Note 4. Commitments and Contingencies
     We are periodically engaged in litigation in the ordinary course of business, including litigation seeking return of software licensing and servicing fees. We do not believe that any of such litigation is material to our ongoing operations.

Note 5. Stockholders’ Equity
     On December 31, 2008, in a non-cash transaction, we issued 2,336,507 shares of our common stock, $0.01 par value per share, to the holders of our Series C-1 and Series D convertible preferred stock in lieu of the approximately $1.0 million of cash dividends required to be paid on that date. The shares were issued at $0.42 per share calculated pursuant to the Dividend Payment Agreement which is included as Exhibit 10.25 to this Quarterly Report on Form 10-Q. Such shares were issued without registration under the Securities Act of 1933, as amended, and applicable state securities laws in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and under state securities laws.
     In connection with the issuance of common stock described above, the amount of common stock into which our outstanding convertible preferred stock can be converted, pursuant to the original agreements, was adjusted as follows (in thousands):

	Before		After
	Adjustment	Adjustment	Adjustment

Series B convertible preferred stock	4,332	103	4,435
Series C-1 convertible preferred stock	8,955	210	9,165
Series D convertible preferred stock	3,593	79	3,672

Total	16,880	392	17,272

     Additional information about our convertible preferred stock is presented in Note 12 to Consolidated Financial Statements in our 2008 Annual Report on Form 10-K.
Note 6. Stock-Based Compensation
     The SoftBrands, Inc. 2001 Stock Incentive Plan (the “2001 Plan”), as amended, reserves a total of 16,900,000 shares of our common stock for issuance under stock options, restricted stock units, stock appreciation rights, dividend rights and other share-based awards. Upon issuance, the estimated fair value of stock-based awards granted is recorded as compensation expense in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Additional information regarding our stock-based compensation arrangements can be found in Note 3 to Consolidated Financial Statements in our 2008 Annual Report on Form 10-K.
     Our total stock-based compensation expense was $0.5 million for first quarter 2009 and $0.8 million for first quarter 2008 and was allocated as follows (in thousands):

	Three Months Ended
	December 31,
	2008	2007

Cost of revenues	$51	$84
Selling and marketing expense	36	49
Research and product development expense	52	86
General and administrative expense	320	582

     The activity for stock options was as follows:

		Weighted	Weighted-Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of Options	Exercise	Contractual	Value
	(in thousands)	Price	Life (Years)	(in thousands)

Outstanding, September 30, 2008	8,245	$2.21	4.1	$—
Cancelled	(471)	1.58

Outstanding, December 31, 2008	7,774	2.24	4.0	—

Exercisable, December 31, 2008	7,705	2.25	4.0	—

     The activity for restricted stock units and stock-settled stock appreciation rights was as follows:

	Restricted Stock Units		Stock Appreciation Rights
		Weighted		Weighted
	Number	Average	Number	Average
	of Awards	Grant Date	of Awards	Grant Date
	(in thousands)	Fair Value	(in thousands)	Fair Value

Outstanding, September 30, 2008	1,504	$1.78	3,062	$0.89
Granted	1,164	0.52	1,070	0.35
Vested	(49)	2.06	—	—
Cancelled	(171)	1.72	(225)	0.97

Outstanding, December 31, 2008	2,448	1.17	3,907	0.74

     At December 31, 2008, there was approximately $3.7 million, net of estimated forfeitures, of total unrecognized compensation expense related to stock-based arrangements granted under the 2001 Plan. This expense is expected to be recognized over a weighted-average period of approximately three years.
Note 7. Income Taxes
     We recorded a provision for income taxes of $0.4 million for first quarter 2009 and a benefit from income taxes of $1.0 million for first quarter 2008. We record our interim provision for, or benefit from, income taxes based on our estimated annual effective tax rate for the year. Our tax provision or benefit is primarily related to U.S. alternative minimum taxes, and state and foreign income taxes, and is impacted by our net operating loss carry forwards and our ability to use them. As a result of these circumstances, and due to significant changes in our period to period results, we have experienced significant fluctuations in our effective tax rate and respective tax provisions or benefits over the past several quarters and expect such fluctuations to continue over the next several quarters.
     Based upon available evidence, there is uncertainty regarding our ability to realize our deferred tax assets and we have therefore recorded a full valuation allowance against the deferred tax assets in our consolidated financial statements. Based on our estimates of taxable income for the remainder of 2009 and beyond, we believe the uncertainty regarding the ability to realize our deferred tax assets may diminish to the point where the recognition of our deferred tax assets, to a certain level, may be warranted in the future. If we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be recorded in the period when such determination is made.
     Prior to any changes in our overall assessment in the realizability of our fully reserved deferred tax assets, as discussed above, if we generate taxable income in the U.S. or certain other international jurisdictions, and utilize pre-acquisition net operating loss carry forwards to offset this income, we will recognize income tax expense at the applicable statutory rate in our consolidated statement of operations, as the reduction in the related valuation allowance for these pre-acquisition net operating loss carry forwards will reduce goodwill rather than offset income tax expense. As discussed in Note 1, when we adopt SFAS 141R in our fiscal year 2010, changes in deferred tax asset valuation allowances from a business combination after the measurement period will impact income tax expense and not goodwill. Due to the age of the respective net operating loss carry forwards, we first must use carry forwards related to our acquisition in 2006 of MAI Systems, Inc. (“MAI”), subject to Section 382 limitations, followed by our carry forwards from Fourth Shift which we acquired in 2001. The MAI and Fourth Shift carry forwards both had a full valuation allowance against them at the time of acquisition, so the applicable purchase price was allocated to goodwill and not to net deferred tax assets.
     At December 31, 2008, we had approximately $0.5 million of gross unrecognized tax benefits. If all of our unrecognized tax benefits were recognized, there would be no significant impact to our effective tax rate as the vast majority of our unrecognized tax benefits relate to pre-acquisition deferred tax assets with a full valuation allowance which, if realized, would reduce goodwill. We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense and there were no such items in the first quarter of 2009.
     We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We are no longer subject to U.S. federal tax examinations for years before 2005. State jurisdictions that remain subject to examination range from 2004 to 2007. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.
Note 8. Discontinued Operations
     In December 2008, we received a cash distribution of $0.4 million, net of income taxes, from the AremisSoft Liquidating Trust which was recorded as income from discontinued operations.
     AremisSoft Corporation was our former parent company and, in connection with approval of its plan of reorganization in bankruptcy in 2002, the former parent entered into a liquidating trust agreement pursuant to which the trust is entitled to any and all of the proceeds from the former parent’s litigation claims and sale of certain other assets of the former parent. Securities class action plaintiffs are entitled to all of the beneficial interests in the liquidating trust, but we are entitled to 10% of the net distributions from the trust. Previously, in December 2003 and in June 2005, we received distributions from the trust, which were reported as income from discontinued operations, net of expenses and income taxes. Future receipts of cash, if any, will also be accounted for as income from discontinued operations.
Note 9. Earnings (Loss) Per Share
     Net income (loss) per share is computed in accordance with Statement of Financial Accounting Standards No. 128, Earning per Share. Basic earnings (loss) per share is computed using income (loss) from continuing operations available to common shareholders or net income (loss) available to common shareholders, as applicable, and the weighted average number of common shares outstanding. Net income (loss) available to common shareholders includes the impact, as applicable, of dividends on our convertible preferred stock. Diluted earnings (loss) per share reflects the weighted average number of common shares outstanding plus any potentially dilutive shares outstanding during the period, calculated using the “treasury stock” method.
     In accordance with EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, and EITF 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per share, our Series B convertible preferred stock is considered in both the basic and diluted earnings (loss) per share calculations, subject to the applicable antidilution provisions. However, since our Series B convertible preferred stock does not have the obligation to share in any losses of the company, it is excluded from the per share calculations in periods where we incur a net loss. Similarly, for periods where we incur a net loss, outstanding stock options, warrants, stock appreciation rights, restricted stock units and our Series C-1 and Series D convertible preferred stocks are excluded from the calculation of basic and diluted earnings (loss) per share because they are antidilutive in such periods.

     For the three months ended December 31, 2008, the calculation of basic and diluted earnings per share was as follows (in thousands, except per share amounts):

	Three Months Ended December 31, 2008
	Basic			Diluted
	Income	Shares		Income	Shares
	(Numerator)	(Denominator)	Per Share	(Numerator)	(Denominator)	Per Share

Income from continuing operations	$1,689	—		$1,689	—
Preferred stock dividends	(491)	—		(491)	—
Weighted average common shares outstanding	—	41,962		—	41,962
Series B preferred	—	4,332		—	4,332
Restricted stock units	—	—		—	97

Income from continuing operations available to common shareholders	1,198	46,294	$0.026	1,198	46,391	$0.026

Income from discontinued operations, net of tax	362	46,294	0.008	362	46,391	0.008

Net income available to common shareholders	1,560	46,294	$0.034	1,560	46,391	$0.034

     Since we incurred a net loss for the three months ended December 31, 2007, both basic and diluted loss per share is computed using the net loss available to common shareholders and the weighted average number of common shares outstanding for each period.
     The impact of the following potential common shares was excluded from the calculations of earnings (loss) per share because to include them would have been antidilutive (in thousands):

	Three Months Ended
	December 31,
	2008	2007

Employee and non-employee stock options	8,430	8,912
Warrants	6,114	6,114
Restricted stock units	2,248	1,972
Stock-settled stock appreciation rights	3,907	2,860
Series B convertible preferred stock	—	4,332
Series C-1 convertible preferred stock	9,165	8,955
Series D convertible preferred stock	3,672	3,593

	33,536	36,738

Note 10. Comprehensive Income (Loss)
     Comprehensive income (loss), as defined by Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, includes net income (loss) and items defined as other comprehensive income (loss) including foreign currency translation adjustments and certain adjustments related to defined benefit pension plans. Total comprehensive income (loss) was as follows (in thousands):

	Three Months Ended
	December 31,
	2008	2007

Net income (loss)	$2,051	$(333)
Foreign currency translation adjustments	(205)	259

Comprehensive income (loss)	$1,846	$(74)

     Foreign currency translation adjustments are not adjusted for income taxes as substantially all translation adjustments relate to permanent investments in our non-U.S. subsidiaries. Accumulated other comprehensive loss, a separate component of stockholders’ equity on the consolidated balance sheets, was $1.1 million at December 31, 2008 and $0.9 million at September 30, 2008.
Note 11. Segment Reporting
     We disclose segment information in accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, which defines an operating segment as a component of a company for which operating results are reviewed regularly by the chief operating decision-maker to determine resource allocation and assess performance. We have two reportable segments, manufacturing and hospitality, which each derive their revenues from licensing proprietary software systems; providing customer support, training, consulting and installation services related to this software; and through the resale of complementary third-party software licenses and hardware. Total assets are not allocated to the manufacturing and hospitality segments for internal reporting purposes.
     Corporate costs associated with the overall management of our business, including accounting, legal, human resources, information technology, directors, insurance, financing, public company compliance and other overhead costs, are allocated to the manufacturing and hospitality segments based on their average headcount.
     Financial information by segment was as follows (in thousands):

	Three Months Ended December 31,
	2008			2007
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total

Revenues	$10,654	$14,898	$25,552	$12,560	$9,689	$22,249
Operating income (loss)	1,139	1,286	2,425	2,299	(3,534)	(1,235)
     Our revenues by geographic location were as follows (in thousands):

	Three Months Ended
	December 31,
	2008	2007

United States	$18,130	$13,038
United Kingdom	3,024	4,101
Other	4,398	5,110

	$25,552	$22,249

     Our long-lived assets by geographic location were as follows (in thousands):

	December 31,	September 30,
	2008	2008

United States	$1,072	$1,093
Other	808	1,002

	$1,880	$2,095

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes, which are included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in more detail in our 2008 Annual Report on Form 10-K. We undertake no obligation to update any information in our forward-looking statements.
Fiscal Year
     Our fiscal year is from October 1 to September 30. Unless otherwise stated, references to our first quarter relate to the three month period ended December 31. References to the years 2009 and 2008 relate to the fiscal years ended September 30, 2009 and 2008, respectively.
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
     We believe there are several accounting policies that are critical to an understanding of our historical and future performance, as these policies affect the reported amounts of revenues, expenses and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are particularly significant include:
•	revenue recognition;

•	the valuation of deferred tax assets;

•	the valuation of accounts receivable; and

•	the valuation of goodwill and intangible assets.
     We discuss our accounting policies, estimates and disclosures in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to Consolidated Financial Statements of our 2008 Annual Report on Form 10-K, which you should read for a better understanding of our financial statements. There have been no significant changes to these items in the first quarter of 2009.

Results of Operations
     Revenues. The following table summarizes revenue by reportable segment and revenue type for first quarter 2009 and 2008 (in thousands):

	Three Months Ended December 31,
	2008			2007
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total

Software licenses	$1,089	$5,650	$6,739	$1,527	$1,470	$2,997
Maintenance and support	7,598	5,346	12,944	8,096	5,468	13,564
Professional services	1,882	3,024	4,906	2,822	2,104	4,926
Third party software and hardware	85	878	963	115	647	762

Total	$10,654	$14,898	$25,552	$12,560	$9,689	$22,249

	% Change
	Manufacturing	Hospitality	Total

Software licenses	-28.7%	284.4%	124.9%
Maintenance and support	-6.2%	-2.2%	-4.6%
Professional services	-33.3%	43.7%	-0.4%
Third party software and hardware	-26.1%	35.7%	26.4%
Total	-15.2%	53.8%	14.8%
     The following table summarizes revenue by region for first quarter 2009 and 2008 (in thousands):

	Three Months Ended December 31,
	2008			2007
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total

Americas	$6,609	$11,757	$18,366	$7,594	$5,778	$13,372
Europe, Middle East and Africa (EMEA)	2,646	1,383	4,029	3,349	1,944	5,293
Asia Pacific (APAC)	1,399	1,758	3,157	1,617	1,967	3,584

Total	$10,654	$14,898	$25,552	$12,560	$9,689	$22,249

	% Change
	Manufacturing	Hospitality	Total

Americas	-13.0%	103.5%	37.3%
Europe, Middle East and Africa (EMEA)	-21.0%	-28.9%	-23.9%
Asia Pacific (APAC)	-13.5%	-10.6%	-11.9%
Total	-15.2%	53.8%	14.8%

     Manufacturing Segment
     In first quarter 2009, we experienced an overall decline in manufacturing revenues of $1.9 million, or 15.2%, to $10.7 million for first quarter 2009 from $12.6 million for first quarter 2008. Contributing to this decline was the impact of changes in foreign currency exchange rates, particularly in our European operations, and the negative impact of current economic conditions on our SAP large enterprise strategy. Manufacturing revenues were 41.7% of total consolidated revenues for first quarter 2009, compared to 56.5% for first quarter 2008. The large decrease in percentage of total consolidated revenues was due primarily to the significant increase in our hospitality revenues in first quarter 2009 compared to first quarter 2008.
     Software License Revenue. Our manufacturing software license revenue declined $0.4 million, or 28.7%, to $1.1 million for first quarter 2009 from $1.5 million for first quarter 2008. The majority of this decrease was the result of weakness in our SAP large enterprise business, which has experienced a significant slowdown in activity related to current economic conditions. Our channel partner business performed well in first quarter 2009; however, we realize that economic conditions may affect this portion of our business in future quarters as well. The difficult economic environment may also impact our base business. Some of our manufacturing customers may go out of business or reduce the number of licenses they purchase. Other base business customers, who might have been considering a change in systems, may elect to remain with their existing software, especially with our new release of Fourth Shift 7.5 which should help in retaining these customers.
     Maintenance and Support Revenue. Our manufacturing maintenance and support revenue decreased $0.5 million, or 6.2%, to $7.6 million for first quarter 2009 from $8.1 million for first quarter 2008. This decrease was primarily the result of changes in foreign currency exchange rates with the strengthening of the U.S. Dollar during first quarter 2009. While we continue to see some customer attrition for our legacy manufacturing products, our maintenance renewals met our expectations in first quarter 2009.
     Professional Services Revenue. Our manufacturing professional services revenue decreased $0.9 million, or 33.3%, to $1.9 million for first quarter 2009 from $2.8 million for first quarter 2008. This decline was the result of decreased consulting and fewer large projects in our SAP business, which has been significantly impacted by the current economic downturn.
     Third Party Software and Hardware Revenue. Our third party software and hardware revenue was comparable at $0.1 million for first quarter 2009 and 2008. Sales of third party products are typically done as a courtesy to provide full solutions to our customers. This is a more unpredictable stream of revenue and will fluctuate based on mix and customer demand.
     Revenue by Geography. Our geographic revenues for first quarter 2009 and 2008 were relatively consistent with approximately 60% to 62% of revenues being generated in our Americas region, 25% to 27% in our EMEA region and 13% in our APAC region.
     Hospitality Segment
     In first quarter 2009, we experienced a significant increase in our hospitality revenues of $5.2 million or 53.8%. Hospitality revenues were $14.9 million for first quarter 2009, compared to $9.7 million for first quarter 2008, with approximately $7.2 million of revenue coming from large projects underway for Red Roof Inns and the United States Air Force. The Red Roof Inns project, which is accounted for using the percentage of completion method, is expected to provide an additional $7.5 million of revenue for the balance of fiscal 2009. While our revenues have benefitted from these large contracts, we do not expect the revenue growth experienced in first quarter 2009 to repeat itself in second quarter 2009. The difficult economic environment, particularly in the commercial hospitality business in the Americas and Europe, may affect our business as we see hotels delay or forego purchases. Hospitality revenues were 58.3% of total consolidated revenues for first quarter 2009, compared to 43.5% for first quarter 2008. The large increase in percentage of total consolidated revenues was due primarily to the increase in our hospitality revenues in first quarter 2009 compared to first quarter 2008.
     Software License Revenue. Our hospitality software license revenue was $5.7 million for first quarter 2009, an increase of $4.2 million from the $1.5 million reported for first quarter 2008. This increase was due to the revenue recognized from the United States Air Force contract signed during first quarter 2009. This again demonstrates the variability that is occurring in our quarterly results as we continue to pursue larger hospitality contracts.
     Maintenance and Support Revenue. Our hospitality maintenance and support revenue was $5.3 million for first quarter 2009, down 2.2% from $5.5 million for first quarter 2008. The majority of this decrease was the result of changes in foreign currency exchange rates with the strengthening of the U.S. Dollar during first quarter 2009.
     Professional Services. Our hospitality professional services revenue increased $0.9 million, or 43.7%, to $3.0 million for first quarter 2009 from $2.1 million for first quarter 2008. This increase was primarily the result of services related to the large contracts signed in the second and third quarters of 2008 with Red Roof Inns.
     Third Party Software and Hardware Revenue. Our third party software and hardware revenue increased to $0.9 million for first quarter 2009 from $0.6 million for first quarter 2008. This was primarily due to increased sales related to the Red Roof Inns project. Sales of third party products represent a more unpredictable stream of revenue and will fluctuate based on mix and customer demand.
     Revenue by Geography. Our geographic revenues for first quarter 2009 were characterized by a large increase in revenues for our Americas region, due primarily to the Red Roof Inns and United States Air Force projects mentioned earlier. Revenues for our EMEA region decreased due to the difficult economy and the impact of changes on foreign currency exchange rates.
     Gross Margin. The following table summarizes gross margin percentages by reportable segment and revenue type for first quarter 2009 and 2008:

	Three Months Ended December 31,
	2008			2007
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total

Software licenses	44.0%	91.5%	83.8%	87.9%	72.6%	80.4%
Maintenance and support	80.4%	56.2%	70.4%	79.3%	57.4%	70.5%
Professional services	-6.8%	24.6%	12.6%	19.9%	11.9%	16.5%
Third party software and hardware	-0.5%	7.5%	6.8%	-34.4%	10.7%	3.9%
Total	60.6%	60.3%	60.4%	66.0%	46.7%	57.6%
     Manufacturing Segment
     Our overall manufacturing gross margin was 60.6% for first quarter 2009, compared to 66.0% for first quarter 2008. This overall decrease in gross margin was primarily the result of the decline in gross margin for software licenses and professional services.
     Our manufacturing software licenses gross margin declined to 44.0% for first quarter 2009 from 87.9% for first quarter 2008. This was due to the weakness in our SAP large enterprise business in first quarter 2009, as discussed earlier, and charges of approximately $0.5 million in first quarter 2009 related to exiting an OEM relationship and certain business partner expenses. Absent these charges, our manufacturing software licenses gross margin would have been comparable to the percentage reported for first quarter 2008.
     Our manufacturing maintenance and support gross margin was comparable at 80.4% for first quarter 2009 and 79.3% for first quarter 2008.
     Our manufacturing professional services gross margin declined to -6.8% for first quarter 2009 from 19.9% for first quarter 2008 due to lower utilization of our consulting resources as a result of the weakness in our SAP large enterprise business.
     Our third party product gross margin, which is associated with hardware and software sold as a courtesy to our customers, continues to be highly variable based on the third party products chosen by our customers.

     Hospitality Segment
     Our overall hospitality gross margin was 60.3% for first quarter 2009, compared to 46.7% for first quarter 2008. This overall increase in gross margin was primarily the result of the United States Air Force contract signed in first quarter 2009 as mentioned earlier.
     Our hospitality software licenses gross margin was 91.5% for first quarter 2009 compared to 72.6% for first quarter 2008. The main factor behind this increase was the United States Air Force contract.
     Our hospitality maintenance and support gross margin was comparable at 56.2% for first quarter 2009 and 57.4% for first quarter 2008.
     Our hospitality professional services gross margin increased due to a higher level of custom development work and increased utilization of our consulting resources.
     Our third party product gross margin, which is associated with hardware and software sold as a courtesy to our customers, continues to be highly variable based on the third party products chosen by our customers.
     Operating Expenses and Operating Income (Loss). The following table summarizes operating expenses and operating income (loss) for first quarter 2009 and 2008 (in thousands):

	Three Months Ended December 31,
	2008			2007
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total

Selling and marketing	$1,801	$2,208	$4,009	$2,130	$2,822	$4,952
Research and product development	1,504	2,524	4,028	1,608	2,151	3,759
General and administrative	2,013	2,966	4,979	2,224	3,086	5,310
Restructuring related charges	—	—	—	25	—	25

Total	$5,318	$7,698	$13,016	$5,987	$8,059	$14,046

Operating income (loss)	$1,139	$1,286	$2,425	$2,299	$(3,534)	$(1,235)

     Corporate costs associated with the overall management of our business, including accounting, legal, human resources, information technology, directors, insurance, financing, public company compliance and other overhead costs, are allocated to the manufacturing and hospitality segments based on their average headcount.
     Our operating expenses in first quarter 2009 have benefitted from the changes in foreign currency exchange rates, significantly offsetting the negative impact on revenues discussed earlier. In addition, we have implemented a number of actions to manage our operating expenses in response to the challenging economic environment, including travel, pay and hiring freezes.
     Selling and Marketing. Selling and marketing expense includes the salaries, incentive compensation, employee benefits, travel and overhead costs of our sales and marketing personnel, as well as trade show activities and other marketing costs. Total selling and marketing expense decreased 19.0% for first quarter 2009 from first quarter 2008. In our manufacturing business, selling and marketing expense decreased 15.4% due primarily to lower headcount and decreased travel expenses. In our hospitality business, selling and marketing expense decreased 21.8% due primarily to lower selling expenses and decreased travel. As a percentage of consolidated revenues, total selling and marketing expense was 15.7% for first quarter 2009 and 22.3% for first quarter 2008. For the full year 2009, we expect total selling and marketing expense to range from 18% to 20% of consolidated revenues.

     Research and Product Development. Research and product development expense includes salaries, incentive compensation, employee benefits, related overhead costs and consulting fees associated with product development, enhancements, upgrades, testing, quality assurance and documentation. Total research and product development expense increased 7.2% for first quarter 2009 from first quarter 2008. This increase was due in large part to our engagement of an outside development firm, which began in second quarter 2008, to expand the functionality, scalability and stability of our hospitality products for larger, more complex customers. We expect costs related to these efforts to decline beginning with the third quarter 2009. As a percentage of consolidated revenues, total research and development expense was 15.8% for first quarter 2009 and 16.9% for first quarter 2008. For the full year 2009, we expect total research and development expense to range from 14% to 16% of consolidated revenues.
     General and Administrative. General and administrative expense includes the salaries, incentive compensation, employee benefits and related overhead costs of our finance, information technology, human resources and administrative employees, as well as legal and accounting expenses, consulting and contractor fees and bad debt expense. Total general and administrative expense decreased 6.2% for first quarter 2009 from first quarter 2008, primarily due to changes in foreign currency exchange rates. The first quarter is usually our highest expense quarter for general and administrative costs due to the timing of year end audit fees and we expect these expenses to be lower on a quarterly basis for the remainder of 2009. For the full year 2009, we expect total general and administrative expense to range from 17% to 19% of consolidated revenues.
     Restructuring Related Charges. We restructured our manufacturing software operations in third quarter 2007 and we recorded a small amount of additional restructuring costs related to this action in first quarter 2008.
     Non-Operating Income and Expenses, Income Taxes, Discontinued Operations and Preferred Stock Dividends. The following table summarizes non-operating income and expenses, income taxes, discontinued operations and preferred stock dividends for first quarter 2009 and 2008 (in thousands):

	Three Months Ended
	December 31,
	2008	2007

Interest expense	$(345)	$(492)
Other income, net	36	357
Provision for (benefit from) income taxes	427	(1,037)
Income from discontinued operations, net of tax	362	—
Preferred stock dividends	(491)	(491)
     Interest Expense. Interest expense for all periods presented was related to the outstanding indebtedness under our term loan and revolving credit facilities. The decreased interest expense in first quarter 2009 compared to first quarter 2008 was primarily the result of lower interest rates on a similar level of borrowings.
     Other Income, Net. Other income, net is composed principally of interest income, the effect of foreign currency transaction gains and losses and other non-operating items. Other income in first quarter 2008 was primarily related to foreign currency transaction gains.
     Provision for Income Taxes. We recorded a provision for income taxes of $0.4 million for first quarter 2009 and a benefit from income taxes of $1.0 million for first quarter 2008. We record our interim provision for, or benefit from, income taxes based on our estimated annual effective tax rate for the year. Our tax provision or benefit is primarily related to U.S. alternative minimum taxes, and state and foreign income taxes, and is impacted by our net operating loss carry forwards and our ability to use them. As a result of these circumstances, and due to significant changes in our period to period results, we have experienced significant fluctuations in our effective tax rate and respective tax provisions or benefits over the past several quarters and expect such fluctuations to continue over the next several quarters.

     Based upon available evidence, there is uncertainty regarding our ability to realize our deferred tax assets and we have therefore recorded a full valuation allowance against the deferred tax assets in our consolidated financial statements. Based on our estimates of taxable income for the remainder of 2009 and beyond, we believe the uncertainty regarding the ability to realize our deferred tax assets may diminish to the point where the recognition of our deferred tax assets, to a certain level, may be warranted in the future. If we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be recorded in the period when such determination is made.
     Prior to any changes in our overall assessment in the realizability of our fully reserved deferred tax assets, as discussed above, if we generate taxable income in the U.S. or certain other international jurisdictions, and utilize pre-acquisition net operating loss carry forwards to offset this income, we will recognize income tax expense at the applicable statutory rate in our consolidated statement of operations, as the reduction in the related valuation allowance for these pre-acquisition net operating loss carry forwards will reduce goodwill rather than offset income tax expense. As discussed in Note 1 to Consolidated Financial Statements, when we adopt SFAS 141R in our fiscal year 2010, changes in deferred tax asset valuation allowances from a business combination after the measurement period will impact income tax expense and not goodwill. Due to the age of the respective net operating loss carry forwards, we first must use carry forwards related to our acquisition in 2006 of MAI Systems, Inc. (“MAI”), subject to Section 382 limitations, followed by our carry forwards from Fourth Shift which we acquired in 2001. The MAI and Fourth Shift carry forwards both had a full valuation allowance against them at the time of acquisition, so the applicable purchase price was allocated to goodwill and not to net deferred tax assets.
     At December 31, 2008, we had approximately $0.5 million of gross unrecognized tax benefits. If all of our unrecognized tax benefits were recognized, there would be no significant impact to our effective tax rate as the vast majority of our unrecognized tax benefits relate to pre-acquisition deferred tax assets with a full valuation allowance which, if realized, would reduce goodwill. We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense and there were no such items in the first quarter of 2009.
     We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We are no longer subject to U.S. federal tax examinations for years before 2005. State jurisdictions that remain subject to examination range from 2004 to 2007. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.
     Income from Discontinued Operations. In first quarter 2009, we received a cash distribution of $0.4 million, net of income taxes, from the AremisSoft Liquidating Trust which was recorded as income from discontinued operations.
     AremisSoft Corporation was our former parent company and, in connection with approval of its plan of reorganization in bankruptcy in 2002, the former parent entered into a liquidating trust agreement pursuant to which the trust is entitled to any and all of the proceeds from the former parent’s litigation claims and sale of certain other assets of the former parent. Securities class action plaintiffs are entitled to all of the beneficial interests in the liquidating trust, but we are entitled to 10% of the net distributions from the trust. The Trustees have indicated to claimants that they continue to aggressively pursue actions and recoveries against former AremisSoft executives and financial institutions. Previously, in December 2003 and in June 2005, we received distributions from the trust, which were reported as income from discontinued operations, net of expenses and income taxes. Future receipts of cash, if any, will also be accounted for as income from discontinued operations.
     Preferred Stock Dividends. Preferred stock dividends impact our net income (loss) available to common shareholders. We record dividends related to our Series C-1 and Series D Convertible Preferred Stock at a rate of 8% and these dividends are paid semi-annually. On December 31, 2008, in a non-cash transaction, we issued 2,336,507 shares of our common stock, $0.01 par value per share, to the holders of our Series C-1 and Series D convertible preferred stock in lieu of the approximately $1.0 million of cash dividends required to be paid on that date. See Note 5 to Consolidated Financial Statements for additional information about our preferred stock. We currently expect that our preferred stock dividends will continue to be approximately $0.5 million per quarter.

Liquidity and Capital Resources
     Cash and Cash Equivalents. At December 31, 2008, we had $10.9 million of cash and cash equivalents, a decrease of approximately $1.0 million from September 30, 2008. We had approximately $2.8 million of Renminbi, the currency of the People’s Republic of China, which was included in cash and cash equivalents. The Chinese government considers the majority of the Renminbi balance to be undistributed earnings which contain temporary or permanent restrictions for transferring to the United States. Our most significant source of operating cash flows is generally derived from license, maintenance and professional services revenues. Our primary uses of cash from operating activities are for employee costs and third-party costs for services and facilities.
     Working Capital Deficit. Our working capital deficit, defined as current assets less current liabilities, was $6.4 million at December 31, 2008 and $9.8 million at September 30, 2008. This improvement was primarily the result of an increase in accounts receivable and decreases in accounts payable and accrued expenses, slightly offset by the decrease in cash and increases in short-term borrowings and other current liabilities. The increase in accounts receivable was the result of increased sales, primarily in our hospitality business, during first quarter 2009. Our deferred revenue balance of $21.1 million, which declined only slightly from September 30, 2008, primarily represents our obligation to provide future maintenance services and is not a cash obligation.
     Cash Flows from Operating Activities. We used $0.2 million of cash in operations for first quarter 2009 compared to cash provided by operations of $1.3 million for first quarter 2008. The first quarter 2009 cash used in operations includes $0.4 million of net cash provided by discontinued operations for the distribution received from the AremisSoft Liquidating Trust, as discussed earlier. Significant non-cash expenses for first quarter 2009 included intangible asset amortization of $0.7 million, fixed asset depreciation of $0.3 million and stock-based compensation of $0.5 million, compared to $0.8 million, $0.4 million and $0.8 million, respectively, for first quarter 2008. The remaining cash used in or provided by operating activities was due primarily to changes in our working capital accounts as discussed above.
     Cash Flows from Investing Activities. We used $0.1 million and $0.3 million of cash for investing activities for first quarter 2009 and 2008, primarily for purchases of furniture, fixtures and equipment.
     Cash Flows from Financing Activities. We used $0.6 million of cash for financing activities for first quarter 2009, with $0.9 million of cash used for repayments of our long-term obligations and $0.3 million of cash received from short term borrowings. On December 31, 2008, in a non-cash transaction, we issued 2,336,507 shares of our common stock, $0.01 par value per share, to the holders of our Series C-1 and Series D convertible preferred stock in lieu of the approximately $1.0 million of cash dividends required to be paid on that date. See Note 5 to Consolidated Financial Statements for additional information about our preferred stock. We had $0.2 million of cash provided by financing activities for first quarter 2008, with $1.0 million of cash from short term borrowings being offset by $0.9 million of cash used for repayments of our long term obligations.
Commitments and Capital Adequacy
     As of December 31, 2008, our primary commitments are for leased office space and payments on our term loan and revolving credit facilities. We have no significant commitments for capital expenditures.
     We believe that cash flows from operations together with our cash and cash equivalents and borrowing capacity under our revolving credit facility, which was $0.9 million at December 31, 2008, will be sufficient to meet our commitments and cash requirements for at least the next twelve months. Our credit agreement requires us to satisfy specific financial and operational covenants. In particular, we are required to maintain, at the end of each calendar quarter, a minimum level of earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined and measured for the twelve months then ended, equal to $12.0 million. Our actual EBITDA, calculated according to the agreement, was $14.5 million for the twelve months ended December 31, 2008. We currently expect our future levels of EBITDA to meet or exceed the minimum level required. Our EBITDA results have not equated to a similar increase in cash balances due to the increase in our accounts receivable and the payment requirements for our outstanding indebtedness and preferred stock dividends. We are also required to maintain a minimum ratio of EBITDA less capital expenditures to fixed charges over the same twelve month periods (1.1 to 1) and we have limitations on our capital expenditures and the amount of cash we can maintain and transfer outside of the United States.

     While we are currently in compliance with the covenants in our credit agreement, and expect to be in the future, we have been required to renegotiate debt agreements in the past when we violated certain covenants. We cannot be certain that, if we were to violate the credit agreement in the future, the lender would be agreeable to renegotiation, and if they were not, we would be required to find alternative financing to repay the debt, or risk that the lender would seek to dispose of some or all of our assets to repay the debt. We currently do not have arrangements for alternative financing, and if we were forced to obtain financing in a short period of time to avoid default, financing might not be available at all, or the terms of that financing might be very disadvantageous to us and to our stockholders.
Off-Balance Sheet Arrangements
     As of December 31, 2008, we did not engage in any off-balance sheet arrangements as defined in Item 303 (a) (4) of Regulation S-K under the Securities Act of 1934, as amended, that have, or are likely to have, a material current or future effect on our consolidated financial position or results of operations.
New Accounting Pronouncements
     There have been no recent accounting pronouncements beyond those discussed in Note 1 to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this Quarterly Report on Form 10-Q, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.
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
Item 1A. Risk Factors
     Our business is subject to a number of risks and uncertainties, which are discussed in detail in Part I, Item 1A of our 2008 Annual Report on Form 10-K.
     Current market and economic conditions make it difficult to predict whether we can achieve revenue and profitability growth over the remainder of the current fiscal year and future periods. Economic concerns relating to liquidity, stock market volatility and decreased consumer spending impact our customers in the hospitality and manufacturing industries, limiting their ability to purchase our systems and services. These economic concerns are outside of our control and are difficult to predict with any accuracy.
     These conditions could also affect our business directly, in that while we believe our cash and cash equivalents, cash generated from operations, and available lines of credit will be sufficient to provide working capital needs for the foreseeable future, in light of current economic conditions generally and in light of the overall performance of the stock market in recent months, we cannot assume that funds would be available from other sources if there were an extraordinary need for external capital.
     Currency fluctuations directly affect our financial results because we conduct business in many different currencies. In particular, changes in foreign currency exchange rates, particularly the British Pound and the Euro, could affect our financial performance due to the business conducted in these markets. Depending on the volume of revenues and expenses in these foreign currencies in any particular period, our operating results may be negatively impacted.
     Our quarterly financial results are dependent upon the timing and size of customer orders, particularly in our hospitality business, because larger orders have at times accounted for a meaningful portion of our quarterly results.
     This discussion of risk factors is in addition to those other risks and uncertainties disclosed elsewhere in this Quarterly Report on Form 10-Q and in our 2008 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On December 31, 2008, we issued 2,336,507 shares of our common stock, $0.01 par value per share, to the holders of our Series C-1 and Series D convertible preferred stock in lieu of the approximately $1.0 million of cash dividends required to be paid on that date. The shares were issued at $0.42 per share calculated pursuant to the Dividend Payment Agreement which is included as Exhibit 10.25 to this Quarterly Report on Form 10-Q. Such shares were issued without registration under the Securities Act of 1933, as amended, and applicable state securities laws in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and under state securities laws.
Item 3. Defaults Upon Senior Securities
     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     Not applicable.
Item 6. Exhibits

10.6	Fiscal 2009 Bonus Plans for Randy Tofteland, Gregg Waldon and Jo-Ann Masters

10.25	Dividend Payment Agreement dated December 31, 2008

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Randal B. Tofteland

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Gregg A. Waldon

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SoftBrands, Inc.
Date: February 13, 2009	By:	/s/ GREGG A. WALDON
Gregg A. Waldon
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)