Form 10-Q
period 2009-03-31
SoftBrands, Inc.
filed 2009-05-15
CIK 1311926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑     NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐     NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share	44,858,101
(Title of class)	(Outstanding at April 30, 2009)

SoftBrands, Inc.
Quarterly Report on Form 10-Q

PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements

SoftBrands, Inc.
Consolidated Balance Sheets

	March 31,	September 30,
	2009	2008
(In thousands, except share and per share data)	(Unaudited)	(See Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$14,183	$11,948
Accounts receivable, net	22,519	21,665
Prepaid expenses and other current assets	5,075	4,791

Total current assets	41,777	38,404
Furniture, fixtures and equipment, net	1,746	2,095
Goodwill	35,299	35,591
Intangible assets, net	2,951	4,346
Other long-term assets	105	425

Total assets	$81,878	$80,861

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term obligations	$3,312	$3,407
Revolving loan	8,101	7,782
Accounts payable	3,076	5,194
Accrued expenses	5,991	7,474
Deferred revenue	25,626	21,500
Other current liabilities	1,871	2,820

Total current liabilities	47,977	48,177
Long-term obligations	11,048	12,667
Other long-term liabilities	515	487

Total liabilities	59,540	61,331

Commitments and contingencies (Note 4)
Stockholders’ equity:
Series A and undesignated preferred stock, $.01 par value; 10,647,973 shares authorized; no shares issued or outstanding	—	—
Series B convertible preferred stock, $.01 par value; 4,331,540 shares authorized, issued and outstanding; liquidation value of $4,591	5,068	5,068
Series C-1 convertible preferred stock, $.01 par value; 18,000 shares authorized, issued and outstanding; liquidation value of $18,000 plus unpaid dividends of $360 and $368, respectively	18,000	18,000
Series D convertible preferred stock, $.01 par value; 6,673 shares authorized, 6,000 shares issued and outstanding; liquidation value of $6,000 plus unpaid dividends of $120 and $123, respectively	5,051	5,051
Common stock, $.01 par value; 110,000,000 shares authorized; 44,858,101 and 41,931,386 shares issued and outstanding, respectively	448	419
Additional paid-in capital	175,165	174,348
Accumulated other comprehensive loss	(1,231)	(939)
Accumulated deficit	(180,163)	(182,417)

Total stockholders’ equity	22,338	19,530

Total liabilities and stockholders’ equity	$81,878	$80,861

The accompanying notes are an integral part of these consolidated financial statements.

SoftBrands, Inc.
Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
(In thousands, except per share data)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Software licenses	$2,823	$4,012	$9,562	$7,009
Maintenance and support	12,579	13,513	25,523	27,077
Professional services	4,722	4,691	9,628	9,617
Third-party software and hardware	1,232	1,439	2,195	2,201

Total revenues	21,356	23,655	46,908	45,904

Cost of revenues:
Software licenses	504	590	1,594	1,178
Maintenance and support	3,536	4,151	7,369	8,156
Professional services	4,375	3,902	8,665	8,015
Third-party software and hardware	908	1,185	1,806	1,917

Total cost of revenues	9,323	9,828	19,434	19,266

Gross profit	12,033	13,827	27,474	26,638

Operating expenses:
Selling and marketing	3,626	4,968	7,635	9,920
Research and product development	3,905	4,086	7,933	7,845
General and administrative	4,111	5,571	9,090	10,881
Restructuring related charges	—	—	—	25

Total operating expenses	11,642	14,625	24,658	28,671

Operating income (loss)	391	(798)	2,816	(2,033)

Interest expense	(227)	(496)	(572)	(988)
Other income, net	62	153	98	510

Income (loss) from continuing operations before provision for (benefit from) income taxes	226	(1,141)	2,342	(2,511)

Provision for (benefit from) income taxes	23	(1,186)	450	(2,223)

Income (loss) from continuing operations	203	45	1,892	(288)

Income from discontinued operations, net of tax	—	—	362	—

Net income (loss)	203	45	2,254	(288)

Preferred stock dividends	(480)	(485)	(971)	(976)

Net income (loss) available to common shareholders	$(277)	$(440)	$1,283	$(1,264)

Weighted-average shares outstanding:
Basic	44,790	41,827	47,739	41,623

Diluted	44,790	41,827	47,825	41,623

Basic and diluted earnings (loss) per common share:
Continuing operations	$(0.01)	$(0.01)	$0.02	$(0.03)
Discontinued operations	—	—	0.01	—

Net income (loss) available to common shareholders	$(0.01)	$(0.01)	$0.03	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements.

SoftBrands, Inc.
Consolidated Statements of Cash Flows

	Six Months Ended March 31,
	2009	2008
(In thousands)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Income (loss) from continuing operations	$1,892	$(288)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Deferred income taxes	300	—
Amortization	1,380	1,635
Depreciation	502	769
Stock-based compensation	826	1,305
Provision for doubtful accounts	612	783
Other	2	—
Change in operating assets and liabilities:
Accounts receivable	(1,290)	(8,209)
Prepaid expenses and other current assets	(284)	(2,355)
Accounts payable	(2,118)	(200)
Accrued expenses	(1,472)	423
Deferred revenue	4,126	8,835
Other current liabilities	(949)	186
Other long-term assets and liabilities	293	(308)

Net cash provided by continuing operations	3,820	2,576
Net cash provided by discontinued operations	362	—

Net cash provided by operating activities	4,182	2,576

Cash flows from investing activities:
Purchases of furniture, fixtures and equipment	(270)	(400)
Purchase of intangible assets	—	(129)
Change in restricted cash	—	63

Net cash used in investing activities	(270)	(466)

Cash flows from financing activities:
Short-term borrowings, net of repayments	319	1,416
Repayment of long-term obligations	(1,714)	(1,760)
Net proceeds from issuance of common stock from stock options	—	76
Preferred stock dividends paid	—	(981)

Net cash used in financing activities	(1,395)	(1,249)

Effect of exchange rates on cash balances	(282)	(143)

Change in cash and cash equivalents	2,235	718
Cash and cash equivalents:
Beginning of period	11,948	8,682

End of period	$14,183	$9,400

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
Fiscal Periods
     Our fiscal year is from October 1 to September 30. References herein to our second quarter and second quarter year-to-date relate to the three and six month periods ended March 31. References to the years 2009 and 2008 relate to our fiscal years ended September 30, 2009 and 2008, respectively.
Liquidity
     We were profitable in fiscal year 2008 and the first six months of fiscal year 2009; however, prior to these periods we have incurred losses before income taxes for several years. We have negative working capital, due primarily to deferred revenue; and have a significant accumulated deficit. We believe that cash flows from operations together with our cash and cash equivalents and borrowing capacity under our revolving credit facility will be sufficient to meet our commitments and our cash requirements for at least the next twelve months. At March 31, 2009, our borrowing capacity was $0.9 million under the revolving credit facility, which expires in August 2013. Our credit agreement requires us to satisfy specific financial and operational covenants, including the requirement to maintain, at the end of each calendar quarter, a minimum level of earnings before interest, taxes, depreciation and amortization (“EBITDA”) measured for the twelve months then ended. This minimum EBITDA requirement for the twelve months ended March 31, 2009, and each quarter thereafter, is $12.0 million. Our actual EBITDA, calculated according to the credit agreement, was $15.2 million for the twelve months ended March 31, 2009.
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
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R expands the definition of a business and a business combination and will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties from a business combination after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008 (our fiscal year 2010). With the adoption of SFAS 141R, our accounting for future business combinations, if any, will change on a prospective basis beginning in the first quarter of fiscal year 2010. In relation to previous acquisitions, the provisions of SFAS 141R will require any release of valuation allowance recorded through purchase accounting to be included as a decrease in income taxes or an increase in tax benefits in our consolidated statement of operations. Furthermore, as a result of the expansion of the definition of a business, for goodwill impairment testing purposes we may have additional reporting units under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, upon adoption of SFAS 141R.
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
     Note 2. Goodwill and Intangible Assets
Goodwill
     The carrying amount of goodwill by reporting unit was as follows (in thousands):

	March 31,	September 30,
	2009	2008
Manufacturing	$20,382	$20,674
Hospitality	14,917	14,917

	$35,299	$35,591

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
     During the first and second quarters of 2009 the price of our common stock was significantly impacted by the volatility in the U.S. equity markets. The market price of our common stock has ranged from a low of $0.15 per share to a high of $1.00 per share during this time. The market value of our consolidated equity, including a control premium, was calculated at $22.6 million as of March 31, 2009 which exceeded the carrying value of $22.3 million. We believe that the fair value of our company exceeds our market capitalization because our fair value should include a control premium. A control premium is the amount that a buyer is willing to pay over the current market price of a company as indicated by the traded price per share (i.e. market capitalization), in order to acquire a controlling interest. The premium is justified by the expected synergies, such as the expected increase in cash flow resulting from cost savings and revenue enhancements.
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

Intangible Assets
     Intangible assets were as follows (in thousands):

	March 31, 2009			September 30, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired technology	$21,180	$(21,014)	$166	$21,216	$(20,923)	$293
Capitalized software development	3,707	(3,382)	325	3,707	(2,950)	757
Consulting and non compete agreements	2,952	(2,717)	235	2,952	(2,244)	708
Customer relationships	2,700	(1,340)	1,360	2,700	(1,085)	1,615
Other	2,032	(1,167)	865	2,059	(1,086)	973

	$32,571	$(29,620)	$2,951	$32,634	$(28,288)	$4,346

     Total amortization expense for intangible assets was $0.7 million for second quarter 2009 and $0.8 million for second quarter 2008. Total amortization expense for intangible assets was $1.4 million for second quarter year-to-date 2009 and $1.6 million for second quarter year-to-date 2008. Amortization of acquired technology and capitalized software development used for resale is recorded as cost of revenues related to software licenses.
     The estimated future annual amortization expense for intangibles subject to amortization is as follows (in thousands):

Remainder of 2009	$1,036
2010	726
2011	652
2012	110
2013	100
Thereafter	327

$2,951

Note 3. Accrued Expenses
     Accrued expenses were as follows (in thousands):

	March 31,	September 30,
	2009	2008
Compensation and benefits	$2,249	$2,815
Sales taxes	642	584
Lease obligations	475	912
Professional services	84	263
Preferred stock dividends	480	491
Other	2,061	2,409

	$5,991	$7,474

Note 4. Commitments and Contingencies
     We are periodically engaged in litigation in the ordinary course of business, including litigation seeking return of software licensing and servicing fees. We do not believe that any of such litigation is material to our ongoing operations.
Note 5. Stockholders’ Equity
     On December 31, 2008, in a non-cash transaction, we issued 2,336,507 shares of our common stock, $0.01 par value per share, to the holders of our Series C-1 and Series D convertible preferred stock in lieu of the approximately $1.0 million of cash dividends required to be paid on that date. The shares were issued at $0.42 per share calculated pursuant to a Dividend Payment Agreement. Such shares were issued without registration under the Securities Act of 1933, as amended, and applicable state securities laws in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and under state securities laws.
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

     The holders of our Series C-1 and Series D convertible preferred stock also have the option to receive shares of our common stock in lieu of the approximately $1.0 million of cash dividends required to be paid on June 30, 2009. At March 31, 2009, we had recorded an accrued liability of approximately $0.5 million for these dividends. As of May 15, 2009, the holders had notified us of their intent with regard to the June 30, 2009 dividend payment. The holder of 15,000 shares of Series C-1 and 5,000 shares of Series D convertible preferred stock has indicated their intent to exercise their option to receive shares of our common stock in lieu of cash. The shares will be issued at $0.42 per share. The holder of 3,000 shares of Series C-1 and 1,000 shares of Series D convertible preferred stock has indicated their intent to receive cash. Accordingly, approximately $0.4 million of this liability will be settled in shares of our common stock and approximately $0.1 million of this liability will be settled in cash.
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
     In February 2009, our stockholders approved an amendment to the 2001 Plan to authorize a stock option and stock appreciation right exchange program for employees. The exchange program has not commenced and the Compensation Committee of our Board of Directors will determine if, and when, the exchange program will commence. The exchange program must be commenced prior to September 30, 2009 and the Compensation Committee has the discretion to terminate, amend or postpone the exchange program at any time prior to expiration of the exchange program.

     Our total stock-based compensation expense was $0.4 million for second quarter 2009 and $0.5 million for second quarter 2008. Our total stock-based compensation expense was $0.8 million for second quarter year-to-date 2009 and $1.3 million for second quarter year-to-date 2008. The expense was allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Cost of revenues	$51	$77	$102	$161
Selling and marketing expense	43	37	79	86
Research and product development expense	66	77	118	163
General and administrative expense	207	313	527	895
     The activity for stock options was as follows:

		Weighted	Weighted-Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of Options	Exercise	Contractual	Value
	(in thousands)	Price	Life (Years)	(in thousands)
Outstanding, September 30, 2008	8,245	$2.21	4.1	$—
Cancelled	(546)	1.59

Outstanding, March 31, 2009	7,699	2.25	3.6	—

Exercisable, March 31, 2009	7,681	2.25	3.6	—

     The activity for restricted stock units and stock-settled stock appreciation rights was as follows:

	Restricted Stock Units		Stock Appreciation Rights
		Weighted		Weighted
	Number	Average	Number	Average
	of Awards	Grant Date	of Awards	Grant Date
	(in thousands)	Fair Value	(in thousands)	Fair Value
Outstanding, September 30, 2008	1,504	$1.78	3,062	$0.89
Granted	1,164	0.52	1,180	0.35
Vested	(571)	1.48	—	—
Cancelled	(238)	1.69	(447)	0.97

Outstanding, March 31, 2009	1,859	1.09	3,795	0.71

     At March 31, 2009, there was approximately $3.1 million of total unrecognized compensation expense related to stock-based arrangements granted under the 2001 Plan. This expense is expected to be recognized over a weighted-average period of approximately three years.
Note 7. Income Taxes
     We recorded a provision for income taxes of $23,000 for second quarter 2009 and a benefit from income taxes of $1.2 million for second quarter 2008. We recorded a provision for income taxes of $0.5 million for second quarter year-to-date 2009 and a benefit from income taxes of $2.2 million for second quarter year-to-date 2008. We record our interim provision for, or benefit from, income taxes based on our estimated annual effective tax rate for the year. Our tax provision or benefit is primarily related to state and foreign income taxes, and is impacted by our net operating loss carry forwards and our ability to use them. As a result of these circumstances, and due to significant changes in our period to period results, we have experienced significant fluctuations in our effective tax rate and respective tax provisions or benefits over the past several quarters and expect such fluctuations to continue over the next several quarters.

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
     At March 31, 2009, we had approximately $0.5 million of gross unrecognized tax benefits. If all of our unrecognized tax benefits were recognized, there would be no significant impact to our effective tax rate as the vast majority of our unrecognized tax benefits relate to pre-acquisition deferred tax assets with a full valuation allowance which, if realized, would reduce goodwill. We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense and there were no such items in the first or second quarters of 2009.
     We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With the exception of carry forward tax attributes, we are no longer subject to U.S. federal tax examinations for years before 2005. State jurisdictions that remain subject to examination range from 2004 to 2007. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.
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
     For the six months ended March 31, 2009, the calculation of basic and diluted earnings per share was as follows (in thousands, except per share amounts):

	Six Months Ended March 31, 2009
	Basic			Diluted
	Income	Shares		Income	Shares
	(Numerator)	(Denominator)	Per Share	(Numerator)	(Denominator)	Per Share
Income from continuing operations	$1,892	—		$1,892	—
Preferred stock dividends	(971)	—		(971)	—
Weighted average common shares outstanding	—	43,355		—	43,355
Series B preferred	—	4,384		—	4,384
Restricted stock units	—	—		—	86

Income from continuing operations available to common shareholders	921	47,739	$0.02	921	47,825	$0.02

Income from discontinued operations, net of tax	362	47,739	0.01	362	47,825	0.01

Net income available to common shareholders	1,283	47,739	$0.03	1,283	47,825	$0.03

     Since we incurred a net loss for the three months ended March 31, 2009 and for the three and six months ended March 31, 2008, both basic and diluted loss per share is computed using the net loss available to common shareholders and the weighted average number of common shares outstanding for each period.
     The impact of the following potential common shares was excluded from the calculations of earnings (loss) per share because to include them would have been antidilutive (in thousands):

	Three Months	Three and Six
	Ended	Months Ended
	March 31,	March 31,
	2009	2008
Employee and non-employee stock options	8,683	8,909
Warrants	6,114	6,114
Restricted stock units	1,859	1,550
Stock-settled stock appreciation rights	3,796	2,810
Series B convertible preferred stock	4,435	4,332
Series C-1 convertible preferred stock	9,165	8,955
Series D convertible preferred stock	3,672	3,593

	37,724	36,263

Note 10. Comprehensive Income (Loss)
     Comprehensive income (loss), as defined by Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, includes net income (loss) and items defined as other comprehensive income (loss) including foreign currency translation adjustments and certain adjustments related to defined benefit pension plans. Total comprehensive income (loss) was as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Net income (loss)	$203	$45	$2,254	$(288)
Foreign currency translation adjustments	(87)	(276)	(292)	(17)

Comprehensive income (loss)	$116	$(231)	$1,962	$(305)

     Foreign currency translation adjustments are not adjusted for income taxes as substantially all translation adjustments relate to permanent investments in our non-U.S. subsidiaries. Accumulated other comprehensive loss, a separate component of stockholders’ equity on the consolidated balance sheets, was $1.2 million at March 31, 2009 and $0.9 million at September 30, 2008.
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
     Financial information by segment was as follows (in thousands):

	Three Months Ended March 31,
	2009			2008
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Revenues	$10,104	$11,252	$21,356	$11,916	$11,739	$23,655
Operating income (loss)	1,930	(1,539)	391	1,699	(2,497)	(798)

	Six Months Ended March 31,
	2009			2008
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Revenues	$20,758	$26,150	$46,908	$24,476	$21,428	$45,904
Operating income (loss)	3,069	(253)	2,816	3,998	(6,031)	(2,033)

     Our revenues by geographic location were as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
United States	$14,860	$14,298	$32,990	$27,336
United Kingdom	2,372	4,525	5,396	8,626
Other	4,124	4,832	8,522	9,942

	$21,356	$23,655	$46,908	$45,904

     Our long-lived assets by geographic location were as follows (in thousands):

	March 31,	September 30,
	2009	2008
United States	$1,028	$1,093
Other	718	1,002

	$1,746	$2,095

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
     We discuss our accounting policies, estimates and disclosures in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to Consolidated Financial Statements of our 2008 Annual Report on Form 10-K, which you should read for a better understanding of our financial statements. There have been no significant changes to these items in the first and second quarters of 2009.

Results of Operations
     Revenues. The following tables summarize revenue by reportable segment and revenue type for second quarter and second quarter year-to-date 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009			2008
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Software licenses	$1,070	$1,753	$2,823	$1,204	$2,808	$4,012
Maintenance and support	7,134	5,445	12,579	7,817	5,696	13,513
Professional services	1,788	2,934	4,722	2,751	1,940	4,691
Third party software and hardware	112	1,120	1,232	144	1,295	1,439

Total	$10,104	$11,252	$21,356	$11,916	$11,739	$23,655

	% Change
	Manufacturing	Hospitality	Total
Software licenses	-11.1%	-37.6%	-29.6%
Maintenance and support	-8.7%	-4.4%	-6.9%
Professional services	-35.0%	51.2%	0.7%
Third party software and hardware	-22.2%	-13.5%	-14.4%
Total	-15.2%	-4.1%	-9.7%

	Six Months Ended March 31,
	2009			2008
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Software licenses	$2,159	$7,403	$9,562	$2,731	$4,278	$7,009
Maintenance and support	14,732	10,791	25,523	15,913	11,164	27,077
Professional services	3,670	5,958	9,628	5,573	4,044	9,617
Third party software and hardware	197	1,998	2,195	259	1,942	2,201

Total	$20,758	$26,150	$46,908	$24,476	$21,428	$45,904

	% Change
	Manufacturing	Hospitality	Total
Software licenses	-20.9%	73.0%	36.4%
Maintenance and support	-7.4%	-3.3%	-5.7%
Professional services	-34.1%	47.3%	0.1%
Third party software and hardware	-23.9%	2.9%	-0.3%
Total	-15.2%	22.0%	2.2%

     The following tables summarize revenue by region for second quarter and second quarter year-to-date 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009			2008
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Americas	$6,419	$8,603	$15,022	$7,077	$7,458	$14,535
Europe, Middle East and Africa (EMEA)	2,313	1,095	3,408	3,312	2,390	5,702
Asia Pacific (APAC)	1,372	1,554	2,926	1,527	1,891	3,418

Total	$10,104	$11,252	$21,356	$11,916	$11,739	$23,655

	% Change
	Manufacturing	Hospitality	Total
Americas	-9.3%	15.4%	3.4%
Europe, Middle East and Africa (EMEA)	-30.2%	-54.2%	-40.2%
Asia Pacific (APAC)	-10.2%	-17.8%	-14.4%
Total	-15.2%	-4.1%	-9.7%

	Six Months Ended March 31,
	2009			2008
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Americas	$13,028	$20,360	$33,388	$14,671	$13,236	$27,907
Europe, Middle East and Africa (EMEA)	4,959	2,478	7,437	6,661	4,334	10,995
Asia Pacific (APAC)	2,771	3,312	6,083	3,144	3,858	7,002

Total	$20,758	$26,150	$46,908	$24,476	$21,428	$45,904

	% Change
	Manufacturing	Hospitality	Total
Americas	-11.2%	53.8%	19.6%
Europe, Middle East and Africa (EMEA)	-25.6%	-42.8%	-32.4%
Asia Pacific (APAC)	-11.9%	-14.2%	-13.1%
Total	-15.2%	22.0%	2.2%
     Manufacturing Segment
     We experienced an overall decline in manufacturing revenues of $1.8 million, or 15.2%, to $10.1 million for second quarter 2009 from $11.9 million for second quarter 2008. For second quarter year-to-date, manufacturing revenues declined $3.7 million, or 15.2%, to $20.8 million for 2009 from $24.5 million for 2008. Contributing to this decline was the impact of changes in foreign currency exchange rates with the strengthening of the U.S. Dollar in 2009, particularly in our European operations, and the negative impact of current economic conditions on our SAP large enterprise business. The negative impact of changes in foreign currency exchange rates was $1.6 million for second quarter 2009 and $2.7 million for second quarter year-to-date 2009. Manufacturing revenues were 47.3% of total consolidated revenues for second quarter 2009, compared to 50.4% for second quarter 2008, and 44.3% of total consolidated revenues for second quarter year-to-date 2009, compared to 53.3% for the comparable period of 2008.

     Software License Revenue. Our manufacturing software license revenue was comparable at $1.1 million and $1.2 million for second quarter 2009 and 2008, respectively. For second quarter year-to-date, manufacturing software license revenue declined $0.5 million, or 20.9%, to $2.2 million for 2009 from $2.7 million for 2008. The majority of this decrease was the result of weakness in our SAP large enterprise business, which has experienced a significant slowdown in activity related to current economic conditions. Our channel partner business has performed well to date in fiscal 2009. However, we realize that difficult economic conditions may affect our manufacturing channel partner and base businesses in future quarters as some of our manufacturing customers may reduce the number of licenses they purchase.
     Maintenance and Support Revenue. Our manufacturing maintenance and support revenue decreased $0.7 million, or 8.7%, to $7.1 million for second quarter 2009 from $7.8 million for second quarter 2008. For second quarter year-to-date, manufacturing maintenance and support revenue decreased $1.2 million, or 7.4%, to $14.7 for 2009 from $15.9 million for 2008. This decrease was primarily the result of changes in foreign currency exchange rates with the strengthening of the U.S. Dollar during 2009, which reduced maintenance and support revenue by $0.5 million for second quarter 2009 and $0.9 million for second quarter year-to-date 2009. While we continue to see attrition for our legacy manufacturing products, our maintenance renewals have met our expectations to date in 2009.
     Professional Services Revenue. Our manufacturing professional services revenue declined $1.0 million, or 35.0%, to $1.8 million for second quarter 2009 from $2.8 million for second quarter 2008. For second quarter year-to-date, manufacturing professional services revenue declined $1.9 million, or 34.1%, to $3.7 million for 2009 from $5.6 million for 2008. This decline was the result of decreased consulting and fewer large projects in our SAP business, which has been significantly impacted by the current economic downturn.
     Third Party Software and Hardware Revenue. Our manufacturing third party software and hardware revenue is a small component of our total manufacturing revenue and was comparable for second quarter 2009 and 2008 and the corresponding year-to-date periods. This is a more unpredictable stream of revenue and will fluctuate based on mix and customer demand.
     Revenue by Geography. Our geographic revenues for second quarter and second quarter year-to-date 2009 showed a decline in all regions, but especially the EMEA region, due to the impact of changes in foreign currency exchange rates and the difficult economic conditions.
     Hospitality Segment
     We experienced an overall decline in hospitality revenues of $0.4 million, or 4.1%, to $11.3 million for second quarter 2009 from $11.7 million for second quarter 2008. For second quarter year-to-date, we experienced an increase in our hospitality revenues of $4.7 million, or 22.0%, to $26.1 million for 2009 from $21.4 million for 2008. Approximately $11.3 million of our 2009 year-to-date hospitality revenue is from large projects underway for Red Roof Inns and the United States Air Force. The Red Roof Inns project, which is accounted for using the percentage of completion method, is expected to provide an additional $3.9 million of revenue for the balance of fiscal 2009. The difficult economic environment, particularly in the commercial hospitality business in the Americas and Europe, may affect our business as we see hotels delay or forego purchasing decisions. Hospitality revenues were 52.7% of total consolidated revenues for second quarter 2009, compared to 49.6% for second quarter 2008, and 55.7% of total consolidated revenues for second quarter year-to-date 2009, compared to 46.7% for the comparable period of 2008.
     Software License Revenue. Our hospitality software license revenue decreased $1.0 million, or 37.6%, to $1.8 million for second quarter 2009 from $2.8 million for second quarter 2008. This decrease was primarily the result of two larger contracts recognized in second quarter 2008 that were not in second quarter 2009. For second quarter year-to-date, hospitality software license revenue increased $3.1 million, or 73.0%, to $7.4 million for 2009 from $4.3 million for 2008. This increase was due to the revenue recognized from the United States Air Force contract signed during first quarter 2009. This again demonstrates the variability that is occurring in our operating results as we continue to pursue large hospitality contracts.

     Maintenance and Support Revenue. Our hospitality maintenance and support revenue was $5.4 million for second quarter 2009, a decrease of 4.4% from $5.7 million for second quarter 2008, and $10.8 million for second quarter year-to-date 2009, a decrease of 3.3% from $11.2 million for the comparable period in 2008. The decrease for both periods was the result of changes in foreign currency exchange rates with the strengthening of the U.S. Dollar in 2009 compared to 2008, which reduced maintenance and support revenue by $0.5 million and $0.9 million for the second quarter and year-to-date 2009.
     Professional Services. Our hospitality professional services revenue increased $1.0 million, or 51.2%, to $2.9 million for second quarter 2009 from $1.9 million for second quarter 2008. For second quarter year-to-date, hospitality professional services revenue increased $1.9 million, or 47.3%, to $5.9 million for 2009 from $4.0 million for 2008. This increase for both periods was primarily the result of services related to implementations underway at Red Roof Inns.
     Third Party Software and Hardware Revenue. Our hospitality third party software and hardware revenue was comparable for second quarter and second quarter year-to-date 2009 and 2008. Sales of third party products represent a more unpredictable stream of revenue and will fluctuate based on mix and customer demand.
     Revenue by Geography. Our geographic revenues for second quarter and second quarter year-to-date 2009 were characterized by an increase in revenues for our Americas region, due primarily to the Red Roof Inns and United States Air Force projects mentioned earlier. Revenues for our EMEA and APAC regions decreased due to difficult economic conditions and the impact of changes on foreign currency exchange rates.
     Gross Margin. The following tables summarize gross margin percentages by reportable segment and revenue type for second quarter and second quarter year-to-date 2009 and 2008:

	Three Months Ended March 31,
	2009			2008
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Software licenses	80.3%	83.3%	82.2%	88.8%	83.8%	85.3%
Maintenance and support	80.9%	60.0%	71.9%	77.6%	57.9%	69.3%
Professional services	-6.7%	15.9%	7.4%	20.2%	2.7%	13.0%
Third party software and hardware	47.7%	24.2%	26.3%	-19.9%	35.8%	30.2%
Total	65.0%	48.6%	56.3%	64.3%	52.5%	58.5%

	Six Months Ended March 31,
	2009			2008
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Software licenses	62.0%	89.6%	83.3%	88.3%	79.9%	83.2%
Maintenance and support	80.6%	58.1%	71.1%	78.5%	57.6%	69.9%
Professional services	-6.8%	20.3%	10.0%	20.1%	7.5%	14.8%
Third party software and hardware	26.9%	16.9%	17.8%	-26.3%	27.4%	21.1%
Total	62.7%	55.3%	58.6%	65.2%	49.9%	58.0%

     Manufacturing Segment
     Our overall manufacturing gross margin was 65.0% for second quarter 2009, comparable to the 64.3% reported for second quarter 2008. For second quarter year-to-date, manufacturing gross margin declined to 62.7% for 2009 from 65.2% for 2008. This overall decline in gross margin was primarily the result of the decreased gross margin for software licenses and professional services.
     Our manufacturing software licenses gross margin for second quarter declined to 80.3% in 2009 from 88.8% in 2008, reflecting the difficult economic conditions in 2009. For second quarter year-to-date, software licenses gross margin declined to 62.0% for 2009 from 88.3% for 2008. This was due to the weakness in our SAP large enterprise business in first quarter 2009, as discussed earlier, and charges of approximately $0.5 million in first quarter 2009 related to exiting an OEM relationship and certain business partner expenses.
     Our manufacturing maintenance and support gross margins increased slightly for second quarter and second quarter year-to-date 2009, compared to the similar periods in 2008, due to cost cutting measures implemented in 2009.
     Our manufacturing professional services gross margin declined to -6.7% and -6.8% for second quarter and second quarter year-to-date 2009 from 20.2% and 20.1% in 2008, respectively, due to lower utilization of our consulting resources as a result of the lack of large consulting projects due to the economy. We expect to resolve this utilization issue going forward as a result of increased business and personnel adjustments.
     Our third party product gross margin, which is associated with hardware and software sold to our customers, is highly variable based on the third party products chosen by our customers.
     Hospitality Segment
     Our overall hospitality gross margin was 48.6% for second quarter 2009, compared to 52.5% for second quarter 2008, and 55.3% for second quarter year-to-date 2009, compared to 49.9% for the similar period in 2008. This overall increase in year-to-date gross margin was primarily the result of the United States Air Force contract signed in first quarter 2009 as mentioned earlier.
     Our hospitality software licenses gross margin was comparable at 83.3% and 83.8% for second quarter 2009 and 2008, respectively. For second quarter year-to-date, software licenses gross margin was 89.6% for 2009 and 79.9% for 2008. The main factor behind the year-to-date increase was the United States Air Force contract.
     Our hospitality maintenance and support gross margins increased slightly for second quarter and second quarter year-to-date 2009, compared to the similar periods in 2008, due to cost reductions in 2009.
     Our hospitality professional services gross margin increased to 15.9% for second quarter 2009, from 2.7% for second quarter 2008, and increased to 20.3% for second quarter year-to-date 2009 from 7.5% in the similar period of 2008, due to a higher level of custom development work and increased utilization of our consulting resources related to the large contracts in place with Red Roof Inns.
     Our third party product gross margin, which is associated with hardware and software sold as a courtesy to our customers, is highly variable based on the third party products chosen by our customers.

     Operating Expenses and Operating Income (Loss). The following table summarizes operating expenses and operating income (loss) for second quarter and second quarter year-to-date 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009			2008
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Selling and marketing	$1,626	$2,000	$3,626	$2,025	$2,943	$4,968
Research and product development	1,434	2,471	3,905	1,674	2,412	4,086
General and administrative	1,576	2,535	4,111	2,256	3,315	5,571
Restructuring related charges	—	—	—	—	—	—

Total	$4,636	$7,006	$11,642	$5,955	$8,670	$14,625

Operating income (loss)	$1,930	$(1,539)	$391	$1,699	$(2,497)	$(798)

	Six Months Ended March 31,
	2009			2008
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total
Selling and marketing	$3,427	$4,208	$7,635	$4,155	$5,765	$9,920
Research and product development	2,938	4,995	7,933	3,282	4,563	7,845
General and administrative	3,589	5,501	9,090	4,480	6,401	10,881
Restructuring related charges	—	—	—	25	—	25

Total	$9,954	$14,704	$24,658	$11,942	$16,729	$28,671

Operating income (loss)	$3,069	$(253)	$2,816	$3,998	$(6,031)	$(2,033)

     Corporate costs associated with the overall management of our business, including accounting, legal, human resources, information technology, directors, insurance, financing, public company compliance and other overhead costs, are allocated to the manufacturing and hospitality segments based on their average headcount.
     Our operating expenses in the first and second quarters of 2009 have benefitted from the changes in foreign currency exchange rates, significantly offsetting the negative impact on revenues discussed earlier. In addition, we have implemented a number of actions to reduce our operating expenses in response to the challenging economic environment, including freezes on pay, hiring and non-sales related travel.
     Selling and Marketing. Selling and marketing expense includes the salaries, incentive compensation, employee benefits, travel and overhead costs of our sales and marketing personnel, as well as trade show activities and other marketing costs. Total selling and marketing expense decreased $1.4 million, or 27.0%, to $3.6 million for second quarter 2009 from $5.0 million for second quarter 2008. For second quarter year-to-date, total selling and marketing expense decreased $2.3 million, or 23.0%, to $7.6 million for 2009 from $9.9 million for 2008. In our manufacturing business, selling and marketing expense decreased 19.7% and 17.5% for the second quarter and year-to-date periods due primarily to lower personnel costs and decreased travel expenses. In our hospitality business, selling and marketing expense decreased 32.0% and 27.0% for the second quarter and year-to-date periods due primarily to lower personnel costs, lower selling expenses and decreased travel. As a percentage of consolidated revenues, total selling and marketing expense was 17.0% for second quarter 2009, a decrease from 21.0% for second quarter 2008, and 16.3% for second quarter year-to-date 2009, a decrease from 21.6% for the same period in 2008. For the full year 2009, our goal is for total selling and marketing expense to range from 18% to 20% of consolidated revenues.

     Research and Product Development. Research and product development expense includes salaries, incentive compensation, employee benefits, related overhead costs and consulting fees associated with product development, enhancements, upgrades, testing, quality assurance and documentation. Total research and product development expense decreased $0.2 million, or 4.4%, to $3.9 million for second quarter 2009 from $4.1 million for second quarter 2008. For second quarter year-to-date, total research and product development expense increased $0.1 million, or 1.1%, to $7.9 million for 2009 from $7.8 million for 2008. In our manufacturing business, research and product development expense decreased 14.3% and 10.5% for the second quarter and year-to-date periods due primarily to cost cutting measures implemented in 2009. In our hospitality business, research and product development expense increased 2.4% and 9.5% for the second quarter and year-to-date periods due in large part to our engagement of an outside development firm, which began in second quarter 2008, to expand the functionality, scalability and stability of our hospitality products for larger, more complex customers. We expect costs related to these efforts to decline beginning with third quarter 2009. As a percentage of consolidated revenues, total research and development expense was 18.3% for second quarter 2009, an increase from 17.3% for second quarter 2008, and 16.9% for second quarter year-to-date 2009 compared to 17.1% for the same period in 2008. For the full year 2009, our goal is for total research and development expense to range from 14% to 16% of consolidated revenues.
     General and Administrative. General and administrative expense includes the salaries, incentive compensation, employee benefits and related overhead costs of our finance, information technology, human resources and administrative employees, as well as legal and accounting expenses, consulting and contractor fees and bad debt expense. Total general and administrative expense decreased $1.5 million, or 26.2%, to $4.1 million for second quarter 2009 from $5.6 million for second quarter 2008. For second quarter year-to-date, total general and administrative expense decreased $1.8 million, or 16.5%, to $9.1 million for 2009 from 10.9 million for 2008. In our manufacturing business, general and administrative expense decreased 30.1% and 19.9% for the second quarter and year-to-date periods and, in our hospitality business, decreased 23.5% and 14.1% for the second quarter and year-to-date periods. The decreases were primarily due to costs incurred in second quarter 2008 of approximately $1.2 million related to our headquarters move and higher bad debt expense in 2008. Changes in foreign currency exchange rates also contributed to the decreases in expenses. As a percentage of consolidated revenues, total general and administrative expense was 19.2% for second quarter 2009, a decrease from 23.6% for second quarter 2008, and 19.4% for second quarter year-to-date 2009 compared to 23.7% for the same period in 2008. For the full year 2009, our goal is for total general and administrative expense to range from 17% to 19% of consolidated revenues.
     Restructuring Related Charges. We restructured our manufacturing software operations in third quarter 2007 and we recorded a small amount of additional restructuring costs related to this action in first quarter 2008.
     Non-Operating Income and Expenses, Income Taxes, Discontinued Operations and Preferred Stock Dividends. The following table summarizes non-operating income and expenses, income taxes, discontinued operations and preferred stock dividends for second quarter and second quarter year-to-date 2009 and 2008 (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Interest expense	$(227)	$(496)	$(572)	$(988)
Other income, net	62	153	98	510
Provision for (benefit from) income taxes	23	(1,186)	450	(2,223)
Income from discontinued operations, net of tax	—	—	362	—
Preferred stock dividends	(480)	(485)	(971)	(976)
     Interest Expense. Interest expense for all periods presented was related to the outstanding indebtedness under our term loan and revolving credit facilities. The decreased interest expense for second quarter and second quarter year-to-date 2009, when compared to the similar periods in 2008 was primarily the result of lower interest rates.

     Other Income, Net. Other income, net is composed principally of interest income, the effect of foreign currency transaction gains and losses and other non-operating items. The decrease in other income for second quarter and second quarter year-to-date 2009, when compared to the same periods in 2008, was primarily related to a higher level of foreign currency transaction gains in the 2008 periods.
     Provision for Income Taxes. We recorded a provision for income taxes of $23,000 for second quarter 2009 and $0.5 million for second quarter year-to-date 2009. We had a benefit from income taxes of $1.2 million for second quarter 2008 and $2.2 million for second quarter year-to-date 2008. We record our interim provision for, or benefit from, income taxes based on our estimated annual effective tax rate for the year. Our tax provision or benefit is primarily related to state and foreign income taxes, and is impacted by our net operating loss carry forwards and our ability to use them. As a result of these circumstances, and due to significant changes in our period to period results, we have experienced significant fluctuations in our effective tax rate and respective tax provisions or benefits over the past several quarters and expect such fluctuations to continue over the next several quarters.
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
     At March 31, 2009, we had approximately $0.5 million of gross unrecognized tax benefits. If all of our unrecognized tax benefits were recognized, there would be no significant impact to our effective tax rate as the vast majority of our unrecognized tax benefits relate to pre-acquisition deferred tax assets with a full valuation allowance which, if realized, would reduce goodwill. We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense and there were no such items in the first or second quarters of 2009.
     We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With the exception of carry forward tax attributes, we are no longer subject to U.S. federal tax examinations for years before 2005. State jurisdictions that remain subject to examination range from 2004 to 2007. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.
     Income from Discontinued Operations. In first quarter 2009, we received a cash distribution of $0.4 million, net of income taxes, from the AremisSoft Liquidating Trust which was recorded as income from discontinued operations.
     AremisSoft Corporation was our former parent company and, in connection with approval of its plan of reorganization in bankruptcy in 2002, the former parent entered into a liquidating trust agreement pursuant to which the trust is entitled to any and all of the proceeds from the former parent’s litigation claims and sale of certain other assets of the former parent. Securities class action plaintiffs are entitled to all of the beneficial interests in the liquidating trust, but we are entitled to 10% of the net distributions from the trust. The Trustees have indicated to claimants that they continue to aggressively pursue actions and recoveries against former AremisSoft executives and financial institutions. Previously, in December 2003 and in June 2005, we received distributions from the trust totaling $15.5 million, which were reported as income from discontinued operations, net of expenses and income taxes. Future receipts of cash, if any, will also be accounted for as income from discontinued operations.
     Preferred Stock Dividends. Preferred stock dividends impact our net income (loss) available to common shareholders. We record dividends related to our Series C-1 and Series D Convertible Preferred Stock at a rate of 8% and these dividends are paid semi-annually. On December 31, 2008, in a non-cash transaction, we issued 2,336,507 shares of our common stock, $0.01 par value per share, to the holders of our Series C-1 and Series D convertible preferred stock in lieu of the approximately $1.0 million of cash dividends required to be paid on that date. The holders of our Series C-1 and Series D convertible preferred stock also have the option to receive shares of our common stock in lieu of the approximately $1.0 million of cash dividends required to be paid on June 30, 2009. At March 31, 2009, we had recorded an accrued liability of approximately $0.5 million for these dividends. As of May 15, 2009, the holders had notified us of their intent with regard to the June 30, 2009 dividend payment. The holder of 15,000 shares of Series C-1 and 5,000 shares of Series D convertible preferred stock has indicated their intent to exercise their option to receive shares of our common stock in lieu of cash. The shares will be issued at $0.42 per share. The holder of 3,000 shares of Series C-1 and 1,000 shares of Series D convertible preferred stock has indicated their intent to receive cash. Accordingly, approximately $0.4 million of this liability will be settled in shares of our common stock and approximately $0.1 million of this liability will be settled in cash. See Note 5 to Consolidated Financial Statements for additional information about our preferred stock. We currently expect that our preferred stock dividends will continue to be approximately $0.5 million per quarter.
Liquidity and Capital Resources
     Cash and Cash Equivalents. At March 31, 2009, we had $14.2 million of cash and cash equivalents, an increase of approximately $2.2 million from September 30, 2008. We had approximately $2.5 million of Renminbi, the currency of the People’s Republic of China, which was included in cash and cash equivalents. The Chinese government considers the majority of the Renminbi balance to be undistributed earnings which contain temporary or permanent restrictions for transferring to the United States. Our most significant source of operating cash flows is generally derived from license, maintenance and professional services revenues. Our primary uses of cash from operating activities are for employee costs and third-party costs for services and facilities.
     Working Capital Deficit. Our working capital deficit, defined as current assets less current liabilities, was $6.2 million at March 31, 2009 and $9.7 million at September 30, 2008. This improvement was primarily the result of the increase in cash and decreases in accounts payable, accrued expenses and other current liabilities, offset by the increase in deferred revenue. As cash increased, we were able to decrease our accounts payable and accrual balances. The increase in deferred revenue was primarily the result of calendar year annual maintenance renewals in second quarter 2009. The deferred revenue balance primarily represents our obligation to provide future maintenance services and is not a cash obligation, except for maintenance and support costs, which typically approximate 30% of the deferred revenue amount.
     Cash Flows from Operating Activities. We generated $4.2 million of cash from operations for second quarter year-to-date 2009 compared $2.6 million for the same period in 2008. The second quarter year-to-date 2009 cash provided by operations includes $0.4 million of net cash provided by discontinued operations for the distribution received from the AremisSoft Liquidating Trust, as discussed earlier. Significant non-cash expenses for second quarter year-to-date 2009 included intangible asset amortization of $1.4 million, fixed asset depreciation of $0.5 million and stock-based compensation of $0.8 million, compared to $1.6 million, $0.8 million and $1.3 million, respectively, for second quarter year-to-date 2008. The remaining cash provided by operating activities was due primarily to changes in our working capital accounts as discussed above.
     Cash Flows from Investing Activities. We used $0.3 million and $0.5 million of cash for investing activities for second quarter year-to-date 2009 and 2008, primarily for purchases of computer equipment.
     Cash Flows from Financing Activities. We used $1.4 million of cash for financing activities for second quarter year-to-date 2009, with $1.7 million of cash used for repayments of our long-term obligations and $0.3 million of cash received from short term borrowings. On December 31, 2008, in a non-cash transaction, we issued 2,336,507 shares of our common stock, $0.01 par value per share, to the holders of our Series C-1 and Series D convertible preferred stock in lieu of the approximately $1.0 million of cash dividends required to be paid on that date. See Note 5 to Consolidated Financial Statements for additional information about our preferred stock. We used $1.2 million of cash for financing activities for second quarter year to date 2008, primarily for required dividends on our outstanding preferred stock and for repayments of long-term obligations, offset by cash provided by short-term borrowings.

Commitments and Capital Adequacy
     As of March 31, 2009, our primary commitments are for leased office space and payments on our term loan and revolving credit facilities. We have no significant commitments for capital expenditures.
     We believe that cash flows from operations together with our cash and cash equivalents and borrowing capacity under our revolving credit facility will be sufficient to meet our commitments and cash requirements for at least the next twelve months. At March 31, 2009, our borrowing capacity was $0.9 million under the revolving credit facility, which expires in August 2013. Our credit agreement requires us to satisfy specific financial and operational covenants. In particular, we are required to maintain, at the end of each calendar quarter, a minimum level of earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined and measured for the twelve months then ended, equal to $12.0 million. Our actual EBITDA, calculated according to the agreement, was $15.2 million for the twelve months ended March 31, 2009. We currently expect our future levels of EBITDA to meet or exceed the minimum level required. We are also required to maintain a minimum ratio of EBITDA less capital expenditures to fixed charges over the same twelve month periods (1.1 to 1) and we have limitations on our capital expenditures and the amount of cash we can maintain and transfer outside of the United States.
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
Off-Balance Sheet Arrangements
     As of March 31, 2009, we did not engage in any off-balance sheet arrangements as defined in Item 303 (a) (4) of Regulation S-K under the Securities Act of 1934, as amended, that have, or are likely to have, a material current or future effect on our consolidated financial position or results of operations.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this Quarterly Report on Form 10-Q, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.
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
     Our quarterly financial results are dependent upon the timing and size of customer orders, particularly in our hospitality business, because larger orders, such as Red Roof Inns, have at times accounted for a meaningful portion of our quarterly results.
     This discussion of risk factors is in addition to those other risks and uncertainties disclosed elsewhere in this Quarterly Report on Form 10-Q and in our 2008 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On December 31, 2008, we issued 2,336,507 shares of our common stock, $0.01 par value per share, to the holders of our Series C-1 and Series D convertible preferred stock in lieu of the approximately $1.0 million of cash dividends required to be paid on that date. The shares were issued at $0.42 per share calculated pursuant to a Dividend Payment Agreement. Such shares were issued without registration under the Securities Act of 1933, as amended, and applicable state securities laws in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and under state securities laws.

Item 3. Defaults Upon Senior Securities
               Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
               Our Annual Meeting of Stockholders was held on February 17, 2009. There were 58,822,896 shares of our common stock entitled to vote at the meeting and a total of 48,991,119 shares (83.3%) were represented, by proxy or in person, at the meeting. Voting on the matters presented at the meeting was as follows:
1.	Election of Director Randal B. Tofteland: For 43,189,690, Withhold 5,801,429.

2.	Election of Director Elaine Wetmore: For 43,415,778, Withhold 5,575,341.

3.	Approval of an amendment to the SoftBrands, Inc. 2001 Stock Incentive Plan to authorize a stock option and stock appreciation right exchange program for employees: For 24,348,953, Against 9,216,552, Abstain 5,949, Broker Non-Vote 15,419,665.
Item 5. Other Information
               Not applicable.
Item 6. Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Randal B. Tofteland

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Gregg A. Waldon

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SoftBrands, Inc.
Date: May 15, 2009	By:	/s/ GREGG A. WALDON
Gregg A. Waldon
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)