Form 10-Q
period 2009-06-30
SoftBrands, Inc.
filed 2009-08-06
CIK 1311926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share (Title of class)	44,866,535 (Outstanding at July 31, 2009)

SoftBrands, Inc.
Quarterly Report on Form 10-Q

PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements

SoftBrands, Inc.
Consolidated Balance Sheets

	June 30,	September 30,
	2009	2008
(In thousands, except share and per share data)	(Unaudited)	(See Note 1)

ASSETS

Current assets:
Cash and cash equivalents	$14,967	$11,948
Accounts receivable, net	19,400	21,665
Prepaid expenses and other current assets	4,213	4,791

Total current assets	38,580	38,404
Furniture, fixtures and equipment, net	1,772	2,095
Goodwill	35,411	35,591
Intangible assets, net	2,272	4,346
Other long-term assets	323	425

Total assets	$78,358	$80,861

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term obligations	$3,264	$3,407
Revolving loan	8,074	7,782
Accounts payable	2,858	5,194
Accrued expenses	6,970	7,474
Deferred revenue	21,560	21,500
Other current liabilities	1,751	2,820

Total current liabilities	44,477	48,177
Long-term obligations	10,240	12,667
Other long-term liabilities	516	487

Total liabilities	55,233	61,331

Commitments and contingencies (Note 5)
Stockholders’ equity:
Series A and undesignated preferred stock, $.01 par value; 10,647,973 shares authorized; no shares issued or outstanding	—	—
Series B convertible preferred stock, $.01 par value; 4,331,540 shares authorized, issued and outstanding; liquidation value of $4,591	5,068	5,068
Series C-1 convertible preferred stock, $.01 par value; 18,000 shares authorized, issued and outstanding; liquidation value of $18,000 plus unpaid dividends of $724 and $368, respectively	18,000	18,000
Series D convertible preferred stock, $.01 par value; 6,673 shares authorized, 6,000 shares issued and outstanding; liquidation value of $6,000 plus unpaid dividends of $241 and $123, respectively	5,051	5,051
Common stock, $.01 par value; 110,000,000 shares authorized; 44,866,535 and 41,931,386 shares issued and outstanding, respectively	448	419
Additional paid-in capital	175,043	174,348
Accumulated other comprehensive loss	(1,067)	(939)
Accumulated deficit	(179,418)	(182,417)

Total stockholders’ equity	23,125	19,530

Total liabilities and stockholders’ equity	$78,358	$80,861

The accompanying notes are an integral part of these consolidated financial statements.

SoftBrands, Inc.
Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
(In thousands, except per share data)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:
Software licenses	$2,229	$4,278	$11,791	$11,287
Maintenance and support	12,726	14,360	38,249	41,437
Professional services	4,676	7,177	14,304	16,794
Third-party software and hardware	1,001	1,548	3,196	3,749

Total revenues	20,632	27,363	67,540	73,267

Cost of revenues:
Software licenses	355	499	1,949	1,677
Maintenance and support	3,596	3,907	10,965	12,063
Professional services	3,835	4,199	12,500	12,214
Third-party software and hardware	612	1,535	2,418	3,452

Total cost of revenues	8,398	10,140	27,832	29,406

Gross profit	12,234	17,223	39,708	43,861

Operating expenses:
Selling and marketing	3,140	4,578	10,775	14,498
Research and product development	3,514	4,305	11,447	12,150
General and administrative	4,409	4,556	13,499	15,437
Restructuring related charges	—	—	—	25

Total operating expenses	11,063	13,439	35,721	42,110

Operating income	1,171	3,784	3,987	1,751

Interest expense	(259)	(303)	(831)	(1,291)
Other income (expense), net	(145)	183	(47)	693

Income from continuing operations before provision for income taxes	767	3,664	3,109	1,153
Provision for income taxes	22	3,236	472	1,013

Income from continuing operations	745	428	2,637	140
Income from discontinued operations, net of tax	—	—	362	—

Net income	745	428	2,999	140
Preferred stock dividends	(485)	(485)	(1,456)	(1,461)

Net income (loss) available to common shareholders	$260	$(57)	$1,543	$(1,321)

Weighted-average common shares outstanding:
Basic	49,298	41,880	48,257	41,708

Diluted	49,412	41,880	48,352	41,708

Basic and diluted earnings (loss) per common share:
Continuing operations	$0.01	$—	$0.02	$(0.03)
Discontinued operations	—	—	0.01	—

Net income (loss)	$0.01	$—	$0.03	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements.

SoftBrands, Inc.
Consolidated Statements of Cash Flows

	Nine Months Ended June 30,
	2009	2008
(In thousands)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Income from continuing operations	$2,637	$140
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Deferred income taxes	249	1,013
Amortization	2,068	2,442
Depreciation	724	1,065
Stock-based compensation	1,186	1,706
Provision for doubtful accounts	903	775
Other	7	40
Change in operating assets and liabilities:
Accounts receivable	1,439	(9,600)
Prepaid expenses and other current assets	578	(609)
Accounts payable	(2,336)	(432)
Accrued expenses	(978)	110
Deferred revenue	60	5,628
Other current liabilities	(1,069)	62
Other long-term assets and liabilities	77	(299)

Net cash provided by continuing operations	5,545	2,041
Net cash provided by discontinued operations	362	—

Net cash provided by operating activities	5,907	2,041

Cash flows from investing activities:
Purchases of furniture, fixtures and equipment	(470)	(583)
Purchase of intangible assets	—	(129)
Change in restricted cash	—	63

Net cash used in investing activities	(470)	(649)

Cash flows from financing activities:
Short-term borrowings, net of repayments	292	5,530
Repayment of long-term obligations	(2,570)	(2,643)
Net proceeds from issuance of common stock from stock options	—	76
Preferred stock dividends paid	—	(981)

Net cash provided by (used in) financing activities	(2,278)	1,982

Effect of exchange rates on cash balances	(140)	(34)

Change in cash and cash equivalents	3,019	3,340
Cash and cash equivalents:
Beginning of period	11,948	8,682

End of period	$14,967	$12,022

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
Liquidity
     We were profitable in fiscal year 2008 and the first nine months of fiscal year 2009; however, prior to these periods we have incurred losses before income taxes for several years. We have negative working capital, due primarily to deferred revenue, and have a significant accumulated deficit. We believe that cash flows from operations together with our cash and cash equivalents and borrowing capacity under our revolving credit facility will be sufficient to meet our commitments and our cash requirements for at least the next twelve months. At June 30, 2009, our borrowing capacity was $0.9 million under the revolving credit facility, which expires in August 2013. Our credit agreement requires us to satisfy specific financial and operational covenants, including the requirement to maintain, at the end of each calendar quarter, a minimum level of earnings before interest, taxes, depreciation and amortization (“EBITDA”) measured for the twelve months then ended.
     On June 11, 2009, we amended our credit agreement to reduce the minimum EBITDA requirement for the twelve months ended June 30, 2009 from $12.0 million to $10.75 million. Our actual EBITDA, calculated according to the credit agreement, was $12.0 million for the twelve months ended June 30, 2009. The minimum EBITDA requirement for each quarter thereafter, is $12.0 million. On July 21, 2009, we executed a limited waiver to our credit agreement whereby our lender waived our non-compliance, solely for May and June 2009, with a requirement that prohibits us from having cash outside of the United States and China in an aggregate amount in excess of $5.0 million at any one time.

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
Concentrations of Credit Risk
     At June 30, 2009, we had one customer that represented approximately $5.2 million, or 27%, of our consolidated accounts receivable balance. At September 30, 2008, we had one customer that represented approximately $4.2 million, or 19%, of our consolidated accounts receivable balance.
Subsequent Events
     In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. This statement also outlines the circumstances under which an entity would need to record transactions occurring after the balance sheet date in the financial statements. These new disclosures identify the date through which the entity has evaluated subsequent events. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. We have adopted SFAS 165 in our third quarter 2009 and there was no impact on our consolidated financial statements. We have evaluated subsequent events through August 6, 2009, the filing date of this Quarterly Report on Form 10-Q.
New Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. However, the application of SFAS 157 may change current practice for some entities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years (our fiscal year 2009). In February 2008, the FASB issued FASB Staff Position FAS 157-2 (“FSP FAS 157-2”) Effective Date of FASB Statement No. 157 which delays the effective date of SFAS 157, for non-financial assets and non-financial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis, to fiscal years beginning after November 15, 2008 (our fiscal year 2010). These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and non-financial liabilities assumed in a business combination. We have not applied the provisions of SFAS 157 to our non-financial assets and non-financial liabilities in accordance with FSP FAS 157-2. In April 2009, the FASB issued FASB Staff Position SFAS 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed (“FSP FAS 157-4”) which further clarifies the principles established by SFAS 157 and is effective for periods ending after June 15, 2009. We have adopted FSP FAS 157-4 in our third quarter 2009 and there was no impact on our consolidated financial statements.
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
Note 2. Pending Merger
     On June 11, 2009, SoftBrands, Inc. (“SoftBrands”), Steel Holdings, Inc. (“Steel Holdings”) and Steel Merger Sub, Inc., a wholly owned subsidiary of Steel Holdings (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Steel Holdings has agreed to acquire all of our outstanding common stock for $0.92 per share in cash and purchase or redeem all of our outstanding preferred stock for cash as outlined below. Under the terms and conditions of the Merger Agreement, Merger Sub will merge with and into SoftBrands (the “Merger”), with SoftBrands continuing as the surviving corporation and as a wholly owned subsidiary of Steel Holdings. Steel Holdings is a wholly owned subsidiary of investment funds managed by Golden Gate Private Equity, Inc. and is an affiliate of Infor Global Solutions Holdings Ltd., one of the largest privately held software companies in the world.

     Subject to the terms and conditions of the Merger Agreement, at the effective time and as a result of the Merger:
•	Each share of our common stock issued and outstanding will be converted into the right to receive a cash amount of $0.92, without interest;

•	Each share of our Series B Convertible Preferred Stock issued and outstanding will be converted into the right to receive a cash amount of $1.06, without interest;

•	Each share of our Series C-1 and Series D Convertible Preferred Stock issued and outstanding will be converted into the right to receive a cash amount of $1,000.00 plus any accrued but unpaid dividends, without interest;

•	Each warrant outstanding to purchase our common stock that has not been canceled or exercised at such time will be canceled and converted into the right to receive a lump sum cash payment, without interest, equal to the excess, if any, of: (i) $0.92 multiplied by the number of shares of common stock subject to such warrant; over (ii) the exercise price per share multiplied by the number of shares subject to such warrant;

•	Each option to purchase our common stock or stock appreciation rights outstanding, whether or not vested or exercisable, will be accelerated and canceled, and converted into the right to receive a lump sum cash payment, without interest, equal to the excess, if any, of: (i) $0.92 multiplied by the number of shares of common stock subject to such option or stock appreciation right; over (ii) the exercise price per share multiplied by the number of shares of subject to such option or stock appreciation right; and

•	Each of our unvested restricted stock units, restricted shares and similar stock-based awards outstanding will be accelerated and canceled, and converted into the right to receive a lump sum cash payment, without interest, equal to product of: (i) $0.92 multiplied by (ii) the number of shares of common stock subject to issuance upon settlement of such stock-based awards.
     In accordance with the terms of the Merger Agreement, immediately prior to the effective time of the Merger, we will transfer, on a pro rata basis (with the Series B Preferred Stock, Series C-1 Preferred Stock and Series D Preferred Stock counted on an as-converted-to-common stock basis), our 10% interest in the net proceeds of the AremisSoft liquidating trust to the holders of our stock at such time and warrant holder Capital Resource Partners IV, L.P. (“CRP”). Any future distributions pursuant to the 10% interest in the net proceeds of the AremisSoft liquidating trust will be made to those stockholders who owned our stock immediately prior to the effective time of the Merger and to warrant holder CRP. We engaged an independent appraisal firm to assist in determining the fair market value of our 10% interest in the trust. Based on the information provided by the independent appraisal firm, we have determined that fair value, on a per share basis, to be $0.02 per share as of July 21, 2009. The amount of future cash distributions from the AremisSoft liquidating trust, if any, is uncertain.
     Subject to certain exceptions, unless approved by Steel Holdings, prior to the completion of the Merger or termination of the Merger Agreement, SoftBrands, among other things, agrees that it:

•	will carry on our business in the usual, regular and ordinary course substantially in the same manner as it was conducted prior to entering into the Merger Agreement and in compliance with all applicable legal requirements and the requirements of all material contracts;

•	will not issue, authorize for issuance, sell, grant, pledge, encumber, deliver or otherwise dispose of any of our securities, except for the issuance and sale of our common stock pursuant to options to purchase our common stock or stock-based awards outstanding prior to the date of the merger agreement; and

•	will not declare, set aside or pay any dividend on, or other distribution (whether in cash, shares or property) in respect of, any of our capital stock.
     If the Merger is completed, our common stock will no longer be traded on the NYSE Amex Equities and will be deregistered under the Securities Exchange Act of 1934, as amended, as soon as practicable following the completion of the Merger.
     The closing of the Merger is subject to customary closing conditions, including antitrust review and the approval of our stockholders. We received notification on July 6, 2009 that the U.S. Department of Justice and Federal Trade Commission had granted early termination of the Hart-Scott-Rodino waiting period for the proposed transaction. The Special Meeting of Stockholders is scheduled to be held on August 12, 2009 for stockholders to consider and vote on the proposal to adopt the Merger Agreement. If approved, we currently anticipate that the closing of the Merger will take place shortly thereafter.
     We have filed with the Securities and Exchange Commission (“SEC”) a definitive proxy statement and other relevant materials relating to the proposed Merger with Steel Holdings. The definitive proxy statement was filed with the SEC on July 13, 2009 and mailed on or about that date to our stockholders of record as of the close of business on July 8, 2009. A more detailed description of the Merger Agreement and the Merger can be found in these materials.
Note 3. Goodwill and Intangible Assets
Goodwill
     The carrying amount of goodwill by reporting unit was as follows (in thousands):

	June 30,	September 30,
	2009	2008

Manufacturing	$20,494	$20,674
Hospitality	14,917	14,917

	$35,411	$35,591

     The change in the carrying amount of goodwill from September 30, 2008 to June 30, 2009 was primarily the result of the utilization of pre-acquisition net operating loss carry forwards in our manufacturing segment for which a valuation allowance had been established in purchase accounting for our Fourth Shift acquisition in 2001.
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
     During the first three quarters of 2009 the price of our common stock has been significantly impacted by the volatility in the U.S. equity markets. The market price of our common stock has ranged from a low of $0.15 per share to a high of $1.00 per share during this time. The market value of our consolidated equity was calculated at

$55.6 million as of June 30, 2009, based on the closing price of our common stock on that date, which exceeded the carrying value of $23.1 million. As discussed in Note 2, the terms of our pending merger further demonstrate that there has been no indication of potential impairment as the purchase price exceeds the carrying value of our consolidated equity.
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

Intangible Assets
     Intangible assets were as follows (in thousands):

	June 30, 2009			September 30, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Acquired technology	$21,215	$(21,111)	$104	$21,216	$(20,923)	$293
Capitalized software development	3,707	(3,600)	107	3,707	(2,950)	757
Consulting and non compete agreements	2,952	(2,943)	9	2,952	(2,244)	708
Customer relationships	2,700	(1,475)	1,225	2,700	(1,085)	1,615
Other	2,057	(1,230)	827	2,059	(1,086)	973

	$32,631	$(30,359)	$2,272	$32,634	$(28,288)	$4,346

     Total amortization expense for intangible assets was $0.7 million for third quarter 2009 and $0.8 million for third quarter 2008. Total amortization expense for intangible assets was $2.1 million for third quarter year-to-date 2009 and $2.4 million for third quarter year-to-date 2008. Amortization of acquired technology and capitalized software development used for resale is recorded as cost of revenues related to software licenses.
     The estimated future annual amortization expense for intangibles subject to amortization is as follows (in thousands):

Remainder of 2009	$349
2010	731
2011	655
2012	110
2013	100
Thereafter	327

$2,272

Note 4. Accrued Expenses
     Accrued expenses were as follows (in thousands):

	June 30,	September 30,
	2009	2008

Compensation and benefits	$2,932	$2,815
Preferred stock dividends	965	491
Lease obligations	581	912
Sales taxes	434	584
Professional services	403	263
Other	1,655	2,409

	$6,970	$7,474

Note 5. Commitments and Contingencies
     On July 16, 2009, a purported class action lawsuit was filed in the Court of Chancery of the State of Delaware concerning the proposed merger. The class action was instituted by Lawrence Elder and Lucille Elder, individually and on behalf of all public stockholders of SoftBrands, against SoftBrands, our board of directors, Steel Holdings, Inc., Steel Merger Sub, Inc., Golden Gate Private Equity, Inc. and Infor Global Solutions Holdings Ltd. The complaint alleges breach of fiduciary duty by SoftBrands and the members of our board of directors arising out of the attempt to sell SoftBrands by means of unfair process with unlawful deal protection devices, and at an unfair price of $0.92 in cash for each share of our common stock. The complaint further alleges that the members of our board of directors breached their fiduciary duties by engaging in self dealing in connection with the proposed merger. The complaint also alleges that Golden Gate and Infor aided and abetted the breach of fiduciary duties. The complaint seeks costs and disbursements of the action, declarative and injunctive relief to prevent the consummation of the proposed merger, and a direction to the board of directors to exercise fiduciary duties to obtain a transaction in the stockholders’ best interests.
     On July 30, 2009, the defendants reached an agreement in principle with the plaintiffs regarding settlement of the lawsuit. In connection with the settlement contemplated by that agreement in principle, the lawsuit and all claims asserted therein will be dismissed. Although the terms of the settlement contemplated by the agreement in principle do not have a material impact on the Company, there can be no assurance that the final settlement agreement will not have different terms. Therefore, we cannot predict the final outcome of this lawsuit and whether the impact will be material to the Company.
     On July 31, 2009, a purported class action lawsuit was filed in the District Court of the State of Minnesota County of Hennepin concerning the proposed merger and amended on August 4, 2009. The class action was instituted by Robert Helpert, individually and on behalf of all public stockholders of SoftBrands, against SoftBrands, our board of directors, Steel Holdings, Inc., Steel Merger Sub, Inc., Golden Gate Private Equity, Inc. and Infor Global Solutions Holdings Ltd. The complaint contains substantially similar claims to those contained in the lawsuit filed in the Court of Chancery of the State of Delaware and seeks costs and disbursements of the action, declarative and injunctive relief to prevent the consummation of the proposed merger. Because of the unpredictable nature of litigation, we cannot predict the outcome and whether the impact, if any, would be material.
     We are periodically engaged in litigation in the ordinary course of business, including litigation seeking return of software licensing and servicing fees. We do not believe that any of such litigation is material to our ongoing operations.
Note 6. Stockholders’ Equity
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

     The holders of our Series C-1 and Series D convertible preferred stock also had the option to receive shares of our common stock in lieu of the approximately $1.0 million of cash dividends required to be paid on June 30, 2009. At June 30, 2009, we had recorded an accrued liability of approximately $1.0 million for these dividends, which were paid in cash on July 1, 2009.
     Additional information about our convertible preferred stock is presented in Note 12 to Consolidated Financial Statements in our 2008 Annual Report on Form 10-K.
Note 7. Stock-Based Compensation
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
     Our total stock-based compensation expense was $0.4 million for third quarter 2009 and $0.4 million for third quarter 2008. Our total stock-based compensation expense was $1.2 million for third quarter year-to-date 2009 and $1.7 million for third quarter year-to-date 2008. The expense was allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Cost of revenues	$52	$38	$154	$199
Selling and marketing expense	42	30	121	116
Research and product development expense	61	68	179	231
General and administrative expense	205	265	732	1,160
     The activity for stock options was as follows:

		Weighted	Weighted-Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of Options	Exercise	Contractual	Value
	(in thousands)	Price	Life (Years)	(in thousands)

Outstanding, September 30, 2008	8,245	$2.21	4.1	$—
Cancelled	(785)	1.57

Outstanding, June 30, 2009	7,460	2.27	3.4	—

Exercisable, June 30, 2009	7,447	2.27	3.4	—

     The activity for restricted stock units and stock-settled stock appreciation rights was as follows:

	Restricted Stock Units		Stock Appreciation Rights
		Weighted		Weighted
	Number	Average	Number	Average
	of Awards	Grant Date	of Awards	Grant Date
	(in thousands)	Fair Value	(in thousands)	Fair Value

Outstanding, September 30, 2008	1,504	$1.78	3,062	$0.89
Granted	1,164	0.52	1,180	0.35
Vested	(571)	1.48	—	—
Cancelled	(266)	1.61	(471)	0.98

Outstanding, June 30, 2009	1,831	1.09	3,771	0.71

     At June 30, 2009, there was approximately $2.7 million of total unrecognized compensation expense related to stock-based arrangements granted under the 2001 Plan. This expense is expected to be recognized over a weighted-average period of approximately two years.
Note 8. Income Taxes
     We recorded a provision for income taxes of $22,000 for third quarter 2009 and $3.2 million for third quarter 2008. We recorded a provision for income taxes of $0.5 million for third quarter year-to-date 2009 and $1.0 million for third quarter year-to-date 2008. We record our interim provision for, or benefit from, income taxes based on our estimated annual effective tax rate for the year. Our tax provision or benefit is primarily related to state and foreign income taxes, and is impacted by our net operating loss carry forwards and our ability to use them. As a result of these circumstances, and due to significant changes in our period to period results, we have experienced significant fluctuations in our effective tax rate and respective tax provisions or benefits over the past several quarters and expect such fluctuations to continue over the next several quarters.
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
     At June 30, 2009, we had approximately $0.5 million of gross unrecognized tax benefits. If all of our unrecognized tax benefits were recognized, there would be no significant impact to our effective tax rate as the vast majority of our unrecognized tax benefits relate to pre-acquisition deferred tax assets with a full valuation allowance which, if realized, would reduce goodwill. We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense and there were no such items in the first three quarters of 2009.

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
Note 9. Discontinued Operations
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
Note 10. Earnings (Loss) Per Share
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

     For the three and nine months ended June 30, 2009, the calculation of basic and diluted earnings per share was as follows (in thousands, except per share amounts):

	Three Months Ended June 30, 2009
	Basic			Diluted
	Income	Shares		Income	Shares
	(Numerator)	(Denominator)	Per Share	(Numerator)	(Denominator)	Per Share

Income from continuing operations	$745	—		$745	—
Preferred stock dividends	(485)	—		(485)	—
Weighted average common shares outstanding	—	44,863		—	44,863
Series B preferred	—	4,435		—	4,435
Non-employee stock options	—	—		—	42
Restricted stock units	—	—		—	72

Income from continuing operations available to common shareholders	260	49,298	$0.01	260	49,412	$0.01

Income from discontinued operations, net of tax	—	49,298	—	—	49,412	—

Net income available to common shareholders	260	49,298	$0.01	260	49,412	$0.01

	Nine Months Ended June 30, 2009
	Basic			Diluted
	Income	Shares		Income	Shares
	(Numerator)	(Denominator)	Per Share	(Numerator)	(Denominator)	Per Share

Income from continuing operations	$2,637	—		$2,637	—
Preferred stock dividends	(1,456)	—		(1,456)	—
Weighted average common shares outstanding	—	43,856		—	43,856
Series B preferred	—	4,401		—	4,401
Non-employee stock options	—	—			14
Restricted stock units	—	—		—	81

Income from continuing operations available to common shareholders	1,181	48,257	$0.02	1,181	48,352	$0.02

Income from discontinued operations, net of tax	362	48,257	0.01	362	48,352	0.01

Net income available to common shareholders	1,543	48,257	$0.03	1,543	48,352	$0.03

     Since we incurred a net loss for the three and nine months ended June 30, 2008, both basic and diluted loss per share is computed using the net loss available to common shareholders and the weighted average number of common shares outstanding for each period.

     The impact of the following potential common shares was excluded from the calculations of earnings (loss) per share because to include them would have been antidilutive (in thousands):

Three and Nine
Months Ended
June 30,
2008

Employee and non-employee stock options	8,904
Warrants	6,114
Restricted stock units	1,504
Stock-settled stock appreciation rights	2,737
Series B convertible preferred stock	4,332
Series C-1 convertible preferred stock	8,955
Series D convertible preferred stock	3,593

36,139

Note 11. Comprehensive Income
     Comprehensive income, as defined by Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, includes net income and items defined as other comprehensive income including foreign currency translation adjustments and certain adjustments related to defined benefit pension plans. Total comprehensive income was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income	$745	$428	$2,999	$140
Foreign currency translation adjustments	164	(36)	(128)	(53)

Comprehensive income	$909	$392	$2,871	$87

     Foreign currency translation adjustments are not adjusted for income taxes as substantially all translation adjustments relate to permanent investments in our non-U.S. subsidiaries. Accumulated other comprehensive loss, a separate component of stockholders’ equity on the consolidated balance sheets, was $1.1 million at June 30, 2009 and $0.9 million at September 30, 2008.
Note 12. Segment Reporting
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

     Financial information by segment was as follows (in thousands):

	Three Months Ended June 30,
	2009			2008
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total

Revenues	$10,146	$10,486	$20,632	$12,463	$14,900	$27,363
Operating income (loss)	2,415	(1,244)	1,171	2,708	1,076	3,784

	Nine Months Ended June 30,
	2009			2008
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total

Revenues	$30,904	$36,636	$67,540	$36,939	$36,328	$73,267
Operating income (loss)	5,484	(1,497)	3,987	6,706	(4,955)	1,751
     Our revenues by geographic location were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

United States	$13,496	$17,670	$46,486	$45,006
United Kingdom	2,775	4,086	8,171	12,712
Other	4,361	5,607	12,883	15,549

	$20,632	$27,363	$67,540	$73,267

     Our long-lived assets by geographic location were as follows (in thousands):

	June 30,	September 30,
	2009	2008

United States	$1,055	$1,093
Other	717	1,002

	$1,772	$2,095

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

Pending Merger
     On June 11, 2009, SoftBrands, Inc. (“SoftBrands”), Steel Holdings, Inc. (“Steel Holdings”) and Steel Merger Sub, Inc., a wholly owned subsidiary of Steel Holdings (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Steel Holdings has agreed to acquire all of our outstanding common stock for $0.92 per share in cash and purchase or redeem all of our outstanding preferred stock for cash as outlined below. Under the terms and conditions of the Merger Agreement, Merger Sub will merge with and into SoftBrands (the “Merger”), with SoftBrands continuing as the surviving corporation and as a wholly owned subsidiary of Steel Holdings. Steel Holdings is a wholly owned subsidiary of investment funds managed by Golden Gate Private Equity, Inc. and is an affiliate of Infor Global Solutions Holdings Ltd., one of the largest privately held software companies in the world.
     Subject to the terms and conditions of the Merger Agreement, at the effective time and as a result of the Merger:
•	Each share of our common stock issued and outstanding will be converted into the right to receive a cash amount of $0.92, without interest;

•	Each share of our Series B Convertible Preferred Stock issued and outstanding will be converted into the right to receive a cash amount of $1.06, without interest;

•	Each share of our Series C-1 and Series D Convertible Preferred Stock issued and outstanding will be converted into the right to receive a cash amount of $1,000.00 plus any accrued but unpaid dividends, without interest;

•	Each warrant outstanding to purchase our common stock that has not been canceled or exercised at such time will be canceled and converted into the right to receive a lump sum cash payment, without interest, equal to the excess, if any, of: (i) $0.92 multiplied by the number of shares of common stock subject to such warrant; over (ii) the exercise price per share multiplied by the number of shares subject to such warrant;

•	Each option to purchase our common stock or stock appreciation rights outstanding, whether or not vested or exercisable, will be accelerated and canceled, and converted into the right to receive a lump sum cash payment, without interest, equal to the excess, if any, of: (i) $0.92 multiplied by the number of shares of common stock subject to such option or stock appreciation right; over (ii) the exercise price per share multiplied by the number of shares of subject to such option or stock appreciation right; and

•	Each of our unvested restricted stock units, restricted shares and similar stock-based awards outstanding will be accelerated and canceled, and converted into the right to receive a lump sum cash payment, without interest, equal to product of: (i) $0.92 multiplied by (ii) the number of shares of common stock subject to issuance upon settlement of such stock-based awards.
     In accordance with the terms of the Merger Agreement, immediately prior to the effective time of the Merger, we will transfer, on a pro rata basis (with the Series B Preferred Stock, Series C-1 Preferred Stock and

Series D Preferred Stock counted on an as-converted-to-common stock basis), our 10% interest in the net proceeds of the AremisSoft liquidating trust to the holders of our stock at such time and warrant holder Capital Resource Partners IV, L.P. (“CRP”). Any future distributions pursuant to the 10% interest in the net proceeds of the AremisSoft liquidating trust will be made to those stockholders who owned our stock immediately prior to the effective time of the Merger and to warrant holder CRP. We engaged an independent appraisal firm to assist in determining the fair market value of our 10% interest in the trust. Based on the information provided by the independent appraisal firm, we have determined that fair value, on a per share basis, to be $0.02 per share as of July 21, 2009. The amount of future cash distributions from the AremisSoft liquidating trust, if any, is uncertain.
     Subject to certain exceptions, unless approved by Steel Holdings, prior to the completion of the Merger or termination of the Merger Agreement, SoftBrands, among other things, agrees that it:
•	will carry on our business in the usual, regular and ordinary course substantially in the same manner as it was conducted prior to entering into the Merger Agreement and in compliance with all applicable legal requirements and the requirements of all material contracts;

•	will not issue, authorize for issuance, sell, grant, pledge, encumber, deliver or otherwise dispose of any of our securities, except for the issuance and sale of our common stock pursuant to options to purchase our common stock or stock-based awards outstanding prior to the date of the merger agreement; and

•	will not declare, set aside or pay any dividend on, or other distribution (whether in cash, shares or property) in respect of, any of our capital stock.
     If the Merger is completed, our common stock will no longer be traded on the NYSE Amex Equities and will be deregistered under the Securities Exchange Act of 1934, as amended, as soon as practicable following the completion of the Merger.
     The closing of the Merger is subject to customary closing conditions, including antitrust review and the approval of our stockholders. We received notification on July 6, 2009 that the U.S. Department of Justice and Federal Trade Commission had granted early termination of the Hart-Scott-Rodino waiting period for the proposed transaction. The Special Meeting of Stockholders is scheduled to be held on August 12, 2009 for stockholders to consider and vote on the proposal to adopt the Merger Agreement. If approved, we currently anticipate that the closing of the Merger will take place shortly thereafter.
     We have filed with the Securities and Exchange Commission (“SEC”) a definitive proxy statement and other relevant materials relating to the proposed Merger with Steel Holdings. The definitive proxy statement was filed with the SEC on July 13, 2009 and mailed on or about that date to our stockholders of record as of the close of business on July 8, 2009. A more detailed description of the Merger Agreement and the Merger can be found in these materials.
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
     We discuss our accounting policies, estimates and disclosures in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to Consolidated Financial Statements of our 2008 Annual Report on Form 10-K, which you should read for a better understanding of our financial statements. There have been no significant changes to these items in the first three quarters of 2009.

Results of Operations
     Revenues. The following tables summarize revenue by reportable segment and revenue type for third quarter and third quarter year-to-date 2009 and 2008 (in thousands):

	Three Months Ended June 30,
	2009			2008
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total

Software licenses	$657	$1,572	$2,229	$1,346	$2,932	$4,278
Maintenance and support	7,153	5,573	12,726	7,873	6,487	14,360
Professional services	2,193	2,483	4,676	3,015	4,162	7,177
Third party software and hardware	143	858	1,001	229	1,319	1,548

Total	$10,146	$10,486	$20,632	$12,463	$14,900	$27,363

	% Change
	Manufacturing	Hospitality	Total

Software licenses	-51.2%	-46.4%	-47.9%
Maintenance and support	-9.1%	-14.1%	-11.4%
Professional services	-27.3%	-40.3%	-34.8%
Third party software and hardware	-37.6%	-35.0%	-35.3%
Total	-18.6%	-29.6%	-24.6%

	Nine Months Ended June 30,
	2009			2008
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total

Software licenses	$2,816	$8,975	$11,791	$4,077	$7,210	$11,287
Maintenance and support	21,885	16,364	38,249	23,786	17,651	41,437
Professional services	5,863	8,441	14,304	8,588	8,206	16,794
Third party software and hardware	340	2,856	3,196	488	3,261	3,749

Total	$30,904	$36,636	$67,540	$36,939	$36,328	$73,267

	% Change
	Manufacturing	Hospitality	Total

Software licenses	-30.9%	24.5%	4.5%
Maintenance and support	-8.0%	-7.3%	-7.7%
Professional services	-31.7%	2.9%	-14.8%
Third party software and hardware	-30.3%	-12.4%	-14.8%
Total	-16.3%	0.8%	-7.8%

     The following tables summarize revenue by region for third quarter and third quarter year-to-date 2009 and 2008 (in thousands):

	Three Months Ended June 30,
	2009			2008
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total

Americas	$6,394	$7,283	$13,677	$7,659	$10,270	$17,929
Europe, Middle East and Africa (EMEA)	2,498	1,267	3,765	3,243	2,103	5,346
Asia Pacific (APAC)	1,254	1,936	3,190	1,561	2,527	4,088

Total	$10,146	$10,486	$20,632	$12,463	$14,900	$27,363

	% Change
	Manufacturing	Hospitality	Total

Americas	-16.5%	-29.1%	-23.7%
Europe, Middle East and Africa (EMEA)	-23.0%	-39.8%	-29.6%
Asia Pacific (APAC)	-19.7%	-23.4%	-22.0%
Total	-18.6%	-29.6%	-24.6%

	Nine Months Ended June 30,
	2009			2008
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total

Americas	$19,422	$27,643	$47,065	$22,330	$23,506	$45,836
Europe, Middle East and Africa (EMEA)	7,457	3,745	11,202	9,904	6,437	16,341
Asia Pacific (APAC)	4,025	5,248	9,273	4,705	6,385	11,090

Total	$30,904	$36,636	$67,540	$36,939	$36,328	$73,267

	% Change
	Manufacturing	Hospitality	Total

Americas	-13.0%	17.6%	2.7%
Europe, Middle East and Africa (EMEA)	-24.7%	-41.8%	-31.4%
Asia Pacific (APAC)	-14.5%	-17.8%	-16.4%
Total	-16.3%	0.8%	-7.8%
     Manufacturing Segment
     We experienced an overall decline in manufacturing revenues of $2.3 million, or 18.6%, to $10.1 million for third quarter 2009 from $12.5 million for third quarter 2008. For third quarter year-to-date, manufacturing revenues declined $6.0 million, or 16.3%, to $30.9 million for 2009 from $36.9 million for 2008. Contributing to this decline was the impact of changes in foreign currency exchange rates with the strengthening of the U.S. Dollar in 2009, particularly in our European operations, the negative impact of current economic conditions on our overall manufacturing business and the negative impact of the announcement of our pending merger on our SAP large enterprise business. The negative impact of changes in foreign currency exchange rates was $0.6 million for third quarter 2009 and $1.9 million for third quarter year-to-date 2009. Manufacturing revenues were 49.2% of total consolidated revenues for third quarter 2009, compared to 45.5% for third quarter 2008, and 45.8% of total consolidated revenues for third quarter year-to-date 2009, compared to 50.4% for the comparable period of 2008.

     Software License Revenue. Our manufacturing software license revenue declined to $0.7 million for third quarter 2009 from $1.3 million for third quarter 2008. For third quarter year-to-date, manufacturing software license revenue declined $1.3 million, or 30.9%, to $2.8 million for 2009 from $4.1 million for 2008. The majority of this decrease was the result of weakness in our SAP large enterprise business, which has experienced a significant slowdown in activity related to current economic conditions, as well as the negative impact of the announcement of our pending merger with a competitor of SAP.
     Maintenance and Support Revenue. Our manufacturing maintenance and support revenue decreased $0.7 million, or 9.1%, to $7.2 million for third quarter 2009 from $7.9 million for third quarter 2008. For third quarter year-to-date, manufacturing maintenance and support revenue decreased $1.9 million, or 8.0%, to $21.9 for 2009 from $23.8 million for 2008. This decrease was primarily the result of changes in foreign currency exchange rates with the strengthening of the U.S. Dollar during 2009 as mentioned earlier. While we continue to see attrition for our legacy manufacturing products, our maintenance renewals have met our expectations to date in 2009.
     Professional Services Revenue. Our manufacturing professional services revenue declined to $2.2 million for third quarter 2009 from $3.0 million for third quarter 2008. For third quarter year-to-date, manufacturing professional services revenue declined $2.7 million, or 31.7%, to $5.9 million for 2009 from $8.6 million for 2008. This decline was primarily the result of decreased consulting, in both our base and SAP businesses, and fewer large projects in our SAP business, which has been significantly impacted by the current economic downturn and the announcement of our pending merger.
     Third Party Software and Hardware Revenue. Our manufacturing third party software and hardware revenue is a small component of our total manufacturing revenue and was generally comparable for third quarter 2009 and 2008 and the corresponding year-to-date periods. This is a more unpredictable stream of revenue and will fluctuate based on mix and customer demand.
     Revenue by Geography. Our geographic revenues for third quarter and third quarter year-to-date 2009 showed a decline in all regions due to the impact of changes in foreign currency exchange rates, the difficult economic conditions and the announcement of our pending merger as discussed earlier.
     Hospitality Segment
     We experienced an overall decline in hospitality revenues of $4.4 million, or 29.6%, to $10.5 million for third quarter 2009 from $14.9 million for third quarter 2008. For third quarter year-to-date, we experienced a slight increase in our hospitality revenues to $36.6 million for 2009 from $36.3 million for 2008. Approximately $13.4 million of our 2009 year-to-date hospitality revenue is from large projects underway for Red Roof Inns and the United States Air Force. The difficult economic environment, particularly in the commercial hospitality business in the Americas and Europe, has affected our business as we see hotels delay or forego purchasing decisions. In addition, changes in foreign currency exchange rates with the strengthening of the U.S. Dollar in 2009 compared to 2008, reduced hospitality revenues by $0.5 million and $1.6 million for the third quarter and year-to-date 2009 from the same periods in 2008. Hospitality revenues were 50.8% of total consolidated revenues for third quarter 2009, compared to 54.5% for third quarter 2008, and 54.2% of total consolidated revenues for third quarter year-to-date 2009, compared to 49.6% for the comparable period of 2008.
     Software License Revenue. Our hospitality software license revenue decreased $1.3 million, or 46.4%, to $1.6 million for third quarter 2009 from $2.9 million for third quarter 2008. This decrease was primarily the result of decreased license revenue associated with the Red Roof Inns project in third quarter 2009 compared to third quarter 2008. For third quarter year-to-date, hospitality software license revenue increased $1.8 million, or 24.5%, to $9.0 million for 2009 from $7.2 million for 2008. The decrease in third quarter 2009 license revenue was more than offset by the license revenue recognized from the United States Air Force contract signed during first quarter 2009. This continues to demonstrate the variability that is occurring in our operating results as we pursue large hospitality contracts.

     Maintenance and Support Revenue. Our hospitality maintenance and support revenue was $5.6 million for third quarter 2009, a decrease of 14.1% from $6.5 million for third quarter 2008, and $16.4 million for third quarter year-to-date 2009, a decrease of 7.3% from $17.7 million for the comparable period in 2008. The decrease for both periods was largely the result of changes in foreign currency exchange rates with the strengthening of the U.S. Dollar in 2009 as mentioned earlier. In addition, we experienced increased attrition related to our legacy hospitality products due to a lack of focus on new product releases in our EMEA region.
     Professional Services. Our hospitality professional services revenue decreased $1.7 million, or 40.3%, to $2.5 million for third quarter 2009 from $4.2 million for third quarter 2008. This decrease was primarily related to lower levels of custom development work and consultant utilization associated with Red Roof Inns. For third quarter year-to-date, hospitality professional services revenue increased slightly to $8.4 million for 2009 from $8.2 million for 2008.
     Third Party Software and Hardware Revenue. Our hospitality third party software and hardware revenue decreased approximately $0.4 million for each of third quarter and third quarter year-to-date 2009 compared to the same periods in 2008. Sales of third party products represent a more unpredictable stream of revenue and will fluctuate based on mix and customer demand.
     Revenue by Geography. Our geographic revenues for third quarter and third quarter year-to-date 2009 were characterized by an increase in revenues for our Americas region, due primarily to the Red Roof Inns and United States Air Force projects mentioned earlier. Revenues for our EMEA and APAC regions decreased due to difficult economic conditions and the impact of changes on foreign currency exchange rates. EMEA revenues also declined due to the lack of focus on new product releases in that region as mentioned earlier.
     Gross Margin. The following tables summarize gross margin percentages by reportable segment and revenue type for third quarter and third quarter year-to-date 2009 and 2008:

	Three Months Ended June 30,
	2009			2008
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total

Software licenses	83.7%	84.2%	84.1%	88.5%	88.2%	88.3%
Maintenance and support	80.6%	60.3%	71.7%	80.7%	63.2%	72.8%
Professional services	19.6%	16.5%	18.0%	23.9%	54.2%	41.5%
Third party software and hardware	30.7%	40.2%	38.8%	2.2%	0.6%	0.9%
Total	66.9%	51.9%	59.3%	66.4%	60.1%	62.9%

	Nine Months Ended June 30,
	2009			2008
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total

Software licenses	67.1%	88.6%	83.5%	88.4%	83.3%	85.1%
Maintenance and support	80.6%	58.9%	71.3%	79.2%	59.7%	70.9%
Professional services	3.1%	19.2%	12.6%	21.4%	33.4%	27.3%
Third party software and hardware	28.5%	23.9%	24.3%	-12.9%	11.0%	7.9%
Total	64.1%	54.3%	58.8%	65.6%	54.1%	59.9%

     Manufacturing Segment
     Our overall manufacturing gross margin was 66.9% for third quarter 2009, comparable to the 66.4% reported for third quarter 2008. For third quarter year-to-date, manufacturing gross margin declined to 64.1% for 2009 from 65.6% for 2008. This overall decline in gross margin for third quarter year-to-date was primarily the result of the decreased gross margin for software licenses and professional services in 2009 compared to 2008.
     Our manufacturing software licenses gross margin for third quarter declined to 83.7% in 2009 from 88.5% in 2008, reflecting the difficult economic conditions in 2009 and the decline in SAP business with the announcement of our pending merger. For third quarter year-to-date, software licenses gross margin declined to 67.1% for 2009 from 88.4% for 2008. This was due to the weakness in our SAP large enterprise business in first quarter 2009, as discussed earlier, and charges of approximately $0.5 million in first quarter 2009 related to exiting an OEM relationship and certain business partner expenses.
     Our manufacturing maintenance and support gross margins were comparable at 80.6% and 80.7% for third quarter 2009 and 2008, respectively, and improved slightly to 80.6% for third quarter year-to-date 2009, compared to 79.2% for the same period in 2008. The increase in year-to-date gross margin was generally due to cost cutting measures implemented in 2009.
     Our manufacturing professional services gross margin declined to 19.6% and 3.1% for third quarter and third quarter year-to-date 2009 from 23.9% and 21.4% in 2008, respectively. These declines were caused by lower utilization of our consulting resources as a result of the lack of large consulting projects due to the economy and the announcement of our pending merger. In third quarter 2009, personnel adjustments, have helped to partially resolve this utilization issue and margins have improved from second quarter 2009.
     Our third party product gross margin, which is associated with hardware and software sold to our customers, is highly variable based on the third party products chosen by our customers.
     Hospitality Segment
     Our overall hospitality gross margin decreased to 51.9% for third quarter 2009, compared to 60.1% for third quarter 2008, due primarily to the decrease in hospitality revenues. For third quarter year-to-date, overall hospitality gross margin was comparable at 54.3% and 54.1% for 2009 and 2008, respectively. The decrease in margin for third quarter 2009 was offset by the increased gross margin resulting from the United States Air Force contract signed in first quarter 2009 as mentioned earlier.
     Our hospitality software licenses gross margin was 84.2% and 88.2% for third quarter 2009 and 2008, respectively. This decrease was the result of lower license revenues. For third quarter year-to-date, software licenses gross margin was 88.6% for 2009 and 83.3% for 2008. The main factor behind the year-to-date increase was the United States Air Force contract.
     Our hospitality maintenance and support gross margins decreased to 60.3% for third quarter 2009 from 63.2% for third quarter 2008, due primarily to the decrease in associated revenue. For third quarter year-to-date 2009 and 2008, our hospitality maintenance and support gross margin was comparable at 58.9% and 59.7%, respectively, as cost reductions in 2009 have offset the negative impact of revenue declines.
     Our hospitality professional services gross margin decreased to 16.5% for third quarter 2009, from 54.2% for third quarter 2008, and decreased to 19.2% for third quarter year-to-date 2009 from 33.4% in the similar period of 2008. These decreases were due to lower levels of custom development work and consultant utilization associated with Red Roof Inns, as well as decreased business in our EMEA region.
     Our third party product gross margin, which is associated with hardware and software sold as a courtesy to our customers, is highly variable based on the third party products chosen by our customers.

     Operating Expenses and Operating Income (Loss). The following table summarizes operating expenses and operating income (loss) for third quarter and third quarter year-to-date 2009 and 2008 (in thousands):

	Three Months Ended June 30,
	2009			2008
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total

Selling and marketing	$1,431	$1,709	$3,140	$2,077	$2,501	$4,578
Research and product development	1,346	2,168	3,514	1,560	2,745	4,305
General and administrative	1,600	2,809	4,409	1,932	2,624	4,556
Restructuring related charges	—	—	—	—	—	—

Total	$4,377	$6,686	$11,063	$5,569	$7,870	$13,439

Operating income (loss)	$2,415	$(1,244)	$1,171	$2,708	$1,076	$3,784

	Nine Months Ended June 30,
	2009			2008
	Manufacturing	Hospitality	Total	Manufacturing	Hospitality	Total

Selling and marketing	$4,858	$5,917	$10,775	$6,232	$8,266	$14,498
Research and product development	4,284	7,163	11,447	4,842	7,308	12,150
General and administrative	5,189	8,310	13,499	6,412	9,025	15,437
Restructuring related charges	—	—	—	25	—	25

Total	$14,331	$21,390	$35,721	$17,511	$24,599	$42,110

Operating income (loss)	$5,484	$(1,497)	$3,987	$6,706	$(4,955)	$1,751

     Corporate costs associated with the overall management of our business, including accounting, legal, human resources, information technology, directors, insurance, financing, public company compliance and other overhead costs, are allocated to the manufacturing and hospitality segments based on their average headcount.
     Our operating expenses in the first three quarters of 2009 have benefitted from the actions taken that have significantly reduced these expenses in response to the challenging economic environment, including freezes on pay, hiring and non-sales related travel. Changes in foreign currency exchange rates have also reduced these expenses, significantly offsetting the negative impact on revenues discussed earlier.
     Selling and Marketing. Selling and marketing expense includes the salaries, incentive compensation, employee benefits, travel and overhead costs of our sales and marketing personnel, as well as trade show activities and other marketing costs. Total selling and marketing expense decreased $1.4 million, or 31.4%, to $3.1 million for third quarter 2009 from $4.6 million for third quarter 2008. For third quarter year-to-date, total selling and marketing expense decreased $3.7 million, or 25.7%, to $10.8 million for 2009 from $14.5 million for 2008. In our manufacturing business, selling and marketing expense decreased 31.1% and 22.0% for third quarter and year-to-date 2009, compared to the same periods in 2008, due primarily to lower personnel costs and decreased travel expenses. In our hospitality business, selling and marketing expense decreased 31.7% and 28.4% for the third quarter and year-to-date periods due primarily to lower personnel costs, lower selling expenses and decreased travel. As a percentage of consolidated revenues, total selling and marketing expense was 15.2% for third quarter 2009, a decrease from 16.7% for third quarter 2008, and 16.0% for third quarter year-to-date 2009, a decrease from 19.8% for the same period in 2008.

     Research and Product Development. Research and product development expense includes salaries, incentive compensation, employee benefits, related overhead costs and consulting fees associated with product development, enhancements, upgrades, testing, quality assurance and documentation. Total research and product development expense decreased $0.8 million, or 18.4%, to $3.5 million for third quarter 2009 from $4.3 million for third quarter 2008. For third quarter year-to-date, total research and product development expense decreased $0.7 million, or 5.8%, to $11.4 million for 2009 from $12.2 million for 2008. In our manufacturing business, research and product development expense decreased 13.7% and 11.5% for the third quarter and year-to-date periods due primarily to cost cutting measures implemented in 2009. In our hospitality business, research and product development expense decreased 21.0% and 2.0% for the third quarter and year-to-date periods. The decline in third quarter 2009 expense was due in large part to the planned reduction in costs related to our engagement of an outside development firm, which began in second quarter 2008, to expand the functionality, scalability and stability of our hospitality products for larger, more complex customers. This project is now coming to a close in July 2009. As a percentage of consolidated revenues, total research and development expense was 17.0% for third quarter 2009, an increase from 15.7% for third quarter 2008, and 16.9% for third quarter year-to-date 2009 compared to 16.6% for the same period in 2008.
     General and Administrative. General and administrative expense includes the salaries, incentive compensation, employee benefits and related overhead costs of our finance, information technology, human resources and administrative employees, as well as legal and accounting expenses, consulting and contractor fees and bad debt expense. Total general and administrative expense decreased 3.2%, to $4.4 million for third quarter 2009 from $4.6 million for third quarter 2008. Costs related to our pending merger were approximately $1.0 million in third quarter 2009 and were more than offset by cost reductions, as mentioned earlier, and changes in foreign currency exchange rates, resulting in a net decrease in expenses. For third quarter year-to-date, total general and administrative expense decreased $1.9 million, or 12.6%, to $13.5 million for 2009 from $15.4 million for 2008. This decrease is primarily due to cost reductions in 2009 and changes in foreign currency exchange rates. In our manufacturing business, general and administrative expense decreased 17.2% and 19.1% for the third quarter and year-to-date periods and, in our hospitality business, increased 7.1% and decreased 7.9% for the third quarter and year-to-date periods. The increase in third quarter hospitality expense was primarily the result of increased bad debt expense in third quarter 2009. As a percentage of consolidated revenues, total general and administrative expense was 21.4% for third quarter 2009, an increase from 16.7% for third quarter 2008, and 20.0% for third quarter year-to-date 2009 compared to 21.1% for the same period in 2008.
     Restructuring Related Charges. We restructured our manufacturing software operations in third quarter 2007 and we recorded a small amount of additional restructuring costs related to this action in first quarter 2008.
     Non-Operating Income and Expenses, Income Taxes, Discontinued Operations and Preferred Stock Dividends. The following table summarizes non-operating income and expenses, income taxes, discontinued operations and preferred stock dividends for third quarter and third quarter year-to-date 2009 and 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Interest expense	$(259)	$(303)	$(831)	$(1,291)
Other income (expense), net	(145)	183	(47)	693
Provision for income taxes	22	3,236	472	1,013
Income from discontinued operations, net of tax	—	—	362	—
Preferred stock dividends	(485)	(485)	(1,456)	(1,461)

     Interest Expense. Interest expense for all periods presented was related to the outstanding indebtedness under our term loan and revolving credit facilities. The decreased interest expense for third quarter and third quarter year-to-date 2009, when compared to the similar periods in 2008 was primarily the result of lower interest rates.
     Other Income (Expense), Net. Other income (expense), net is composed principally of interest income, the effect of foreign currency transaction gains and losses and other non-operating items. The changes in other income (expense) for third quarter and third quarter year-to-date 2009, when compared to the same periods in 2008, were primarily related to foreign currency transaction gains and losses.
     Provision for Income Taxes. We recorded a provision for income taxes of $22,000 for third quarter 2009 and $0.5 million for third quarter year-to-date 2009. We had a provision for income taxes of $3.2 million for third quarter 2008 and $1.0 million for third quarter year-to-date 2008. We record our interim provision for, or benefit from, income taxes based on our estimated annual effective tax rate for the year. Our tax provision or benefit is primarily related to state and foreign income taxes, and is impacted by our net operating loss carry forwards and our ability to use them. As a result of these circumstances, and due to significant changes in our period to period results, we have experienced significant fluctuations in our effective tax rate and respective tax provisions or benefits over the past several quarters and expect such fluctuations to continue over the next several quarters.
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
     At June 30, 2009, we had approximately $0.5 million of gross unrecognized tax benefits. If all of our unrecognized tax benefits were recognized, there would be no significant impact to our effective tax rate as the vast majority of our unrecognized tax benefits relate to pre-acquisition deferred tax assets with a full valuation allowance which, if realized, would reduce goodwill. We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense and there were no such items in the first three quarters of 2009.
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
     Preferred Stock Dividends. Preferred stock dividends impact our net income (loss) available to common shareholders. We record dividends related to our Series C-1 and Series D Convertible Preferred Stock at a rate of 8% and these dividends are paid semi-annually. On December 31, 2008, in a non-cash transaction, we issued 2,336,507 shares of our common stock, $0.01 par value per share, to the holders of our Series C-1 and Series D convertible preferred stock in lieu of the approximately $1.0 million of cash dividends required to be paid on that date. The dividends accrued for the semi-annual period from January 1, 2009 through June 30, 2009 were paid in cash on July 1, 2009. See Note 6 to Consolidated Financial Statements for additional information about our preferred stock. We currently expect that our preferred stock dividends will continue to be approximately $0.5 million per quarter.
Liquidity and Capital Resources
     Cash and Cash Equivalents. At June 30, 2009, we had approximately $15.0 million of cash and cash equivalents, an increase of $3.0 million from September 30, 2008. We had approximately $2.5 million of Renminbi, the currency of the People’s Republic of China, which was included in cash and cash equivalents. The Chinese government considers the majority of the Renminbi balance to be undistributed earnings which contain temporary or permanent restrictions for transferring to the United States. Our most significant source of operating cash flows is generally derived from license, maintenance and professional services revenues. Our primary uses of cash from operating activities are for employee costs and third-party costs for services and facilities.
     Working Capital Deficit. Our working capital deficit, defined as current assets less current liabilities, was $5.9 million at June 30, 2009 and $9.7 million at September 30, 2008. This improvement was primarily the result of the increase in cash and the decreases in accounts payable, accrued expenses and other current liabilities, slightly offset by the decrease in accounts receivable. Accounts receivable decreased as we collected approximately $2.3 million in third quarter 2009 from balances outstanding with Red Roof Inns. As cash increased, we were able to decrease our accounts payable and accrual balances. A significant component of our working capital deficit is deferred revenue, which primarily represents our obligation to provide future maintenance services and is not a cash obligation, except for maintenance and support costs, which typically approximate 30% of the deferred revenue amount.
     As of June 30, 2009, we have outstanding receivables from Red Roof Inns of approximately $5.2 million, which represented 27% of our consolidated accounts receivable balance. In late June 2009, Red Roof Inns announced that it had defaulted on certain outstanding debt obligations. As a result, it is possible that payments due from Red Roof Inns may be slower to arrive; however, we do not currently anticipate any write offs of their receivable balances. As mentioned earlier, we collected approximately $2.3 million from Red Roof Inns in third quarter 2009, and, thus far in fourth quarter 2009, we have collected approximately $0.4 million.
     Cash Flows from Operating Activities. We generated $5.9 million of cash from operations for third quarter year-to-date 2009 compared to $2.0 million for the same period in 2008. The third quarter year-to-date 2009 cash provided by operations includes $0.4 million of net cash provided by discontinued operations for the distribution received from the AremisSoft liquidating trust, as discussed earlier. Significant non-cash expenses for third quarter year-to-date 2009 included intangible asset amortization of $2.1 million, fixed asset depreciation of $0.7 million and stock-based compensation of $1.2 million, compared to $2.4 million, $1.1 million and $1.7 million, respectively, for third quarter year-to-date 2008. The remaining cash provided by operating activities was due primarily to changes in our working capital accounts as discussed above.

     Cash Flows from Investing Activities. We used $0.5 million and $0.6 million of cash for investing activities for third quarter year-to-date 2009 and 2008, respectively, primarily for purchases of computer equipment.
     Cash Flows from Financing Activities. We used $2.3 million of cash for financing activities for third quarter year-to-date 2009, with $2.6 million of cash used for repayments of our long-term obligations and $0.3 million of cash received from short term borrowings. On December 31, 2008, in a non-cash transaction, we issued 2,336,507 shares of our common stock, $0.01 par value per share, to the holders of our Series C-1 and Series D convertible preferred stock in lieu of the approximately $1.0 million of cash dividends required to be paid on that date. See Note 6 to Consolidated Financial Statements for additional information about our preferred stock. We had $2.0 million of cash provided by financing activities for third quarter year to date 2008, with $5.5 million provided by short-term borrowings offset by $1.0 million used for required dividends on our outstanding preferred stock and $2.6 million used for repayments of long-term obligations.
Commitments and Capital Adequacy
     As of June 30, 2009, our primary commitments are for leased office space and payments on our term loan and revolving credit facilities. We have no significant commitments for capital expenditures.
     We believe that cash flows from operations together with our cash and cash equivalents and borrowing capacity under our revolving credit facility will be sufficient to meet our commitments and cash requirements for at least the next twelve months. At June 30, 2009, our borrowing capacity was $0.9 million under the revolving credit facility, which expires in August 2013. Our credit agreement requires us to satisfy specific financial and operational covenants. In particular, we are required to maintain, at the end of each calendar quarter, a minimum level of earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined and measured for the twelve months then ended. We are also required to maintain a minimum ratio of EBITDA less capital expenditures to fixed charges over the same twelve month periods (1.1 to 1) and we have limitations on our capital expenditures and the amount of cash we can maintain and transfer outside of the United States.
     On June 11, 2009, we amended our credit agreement to reduce the minimum EBITDA requirement for the twelve months ended June 30, 2009 from $12.0 million to $10.75 million. Our actual EBITDA, calculated according to the credit agreement, was $12.0 million for the twelve months ended June 30, 2009. The minimum EBITDA requirement for each quarter thereafter, is $12.0 million. On July 21, 2009, we executed a limited waiver to our credit agreement whereby our lender waived our non-compliance, solely for May and June 2009, with a requirement that prohibits us from having cash outside of the United States and China in an aggregate amount in excess of $5.0 million at any one time.
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
Off-Balance Sheet Arrangements
     As of June 30, 2009, we did not engage in any off-balance sheet arrangements as defined in Item 303 (a) (4) of Regulation S-K under the Securities Act of 1934, as amended, that have, or are likely to have, a material current or future effect on our consolidated financial position or results of operations.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this Quarterly Report on Form 10-Q, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION
Item 1. Legal Proceedings
     On July 16, 2009, a purported class action lawsuit was filed in the Court of Chancery of the State of Delaware concerning the proposed merger. The class action was instituted by Lawrence Elder and Lucille Elder, individually and on behalf of all public stockholders of SoftBrands, against SoftBrands, our board of directors, Steel Holdings, Inc., Steel Merger Sub, Inc., Golden Gate Private Equity, Inc. and Infor Global Solutions Holdings Ltd. The complaint alleges breach of fiduciary duty by SoftBrands and the members of our board of directors arising out of the attempt to sell SoftBrands by means of unfair process with unlawful deal protection devices, and at an unfair price of $0.92 in cash for each share of our common stock. The complaint further alleges that the members of our board of directors breached their fiduciary duties by engaging in self dealing in connection with the proposed merger. The complaint also alleges that Golden Gate and Infor aided and abetted the breach of fiduciary duties. The complaint seeks costs and disbursements of the action, declarative and injunctive relief to prevent the consummation of the proposed merger, and a direction to the board of directors to exercise fiduciary duties to obtain a transaction in the stockholders’ best interests.
     On July 30, 2009, the defendants reached an agreement in principle with the plaintiffs regarding settlement of the lawsuit. In connection with the settlement contemplated by that agreement in principle, the lawsuit and all claims asserted therein will be dismissed. Although the terms of the settlement contemplated by the agreement in principle do not have a material impact on the Company, there can be no assurance that the final settlement agreement will not have different terms. Therefore, we cannot predict the final outcome of this lawsuit and whether the impact will be material to the Company.
     On July 31, 2009, a purported class action lawsuit was filed in the District Court of the State of Minnesota County of Hennepin concerning the proposed merger and amended on August 4, 2009. The class action was instituted by Robert Helpert, individually and on behalf of all public stockholders of SoftBrands, against SoftBrands, our board of directors, Steel Holdings, Inc., Steel Merger Sub, Inc., Golden Gate Private Equity, Inc. and Infor Global Solutions Holdings Ltd. The complaint contains substantially similar claims to those contained in the lawsuit filed in the Court of Chancery of the State of Delaware and seeks costs and disbursements of the action, declarative and injunctive relief to prevent the consummation of the proposed merger. Because of the unpredictable nature of litigation, we cannot predict the outcome and whether the impact, if any, would be material.
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
     Currency fluctuations directly affect our financial results because we conduct business in many different currencies. In particular, changes in foreign currency exchange rates, particularly the British Pound and the Euro, have affected our financial performance due to the business conducted in these markets. Depending on the volume of revenues and expenses in these foreign currencies in any particular period, and the magnitude of any changes in foreign currency exchange rates, our operating results may be negatively impacted in future periods as well.

     Our quarterly financial results are dependent upon the timing and size of customer orders, particularly in our hospitality business, because larger orders have at times accounted for a meaningful portion of our quarterly results.
     Our pending merger with Steel Holdings, Inc. has negatively impacted our revenues, particularly in our manufacturing business. The closing of the merger is subject to customary closing conditions, including the approval of our stockholders. If the merger is completed, our common stock will no longer be traded on the NYSE Amex Equities and will be deregistered under the Securities Exchange Act of 1934, as amended, as soon as practicable following the completion of the merger.
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

SoftBrands, Inc.
Date: August 6, 2009	By:	/s/ GREGG A. WALDON
Gregg A. Waldon
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)